Form 10-K/A
period 2020-12-31
dMY Technology Group, Inc. III
filed 2021-06-04
CIK 1824920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to dMY Technology Group, Inc. III, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of dMY Technology Group, Inc. III as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 17, 2020, our outstanding warrants to purchase common stock (the “Warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, including with our independent registered public accounting firm and the Audit Committee of our Board of Directors, and taking into consideration the SEC Staff Statement, we have concluded that the Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Audit Committee, in consultation with its management, concluded that the Company’s (i) previously issued audited balance sheet dated as of November 17, 2020 which was related to its initial public offering and (ii) audited financial statements as of December 31, 2020 and for the period from September 14, 2020 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. In light of the SEC Staff’s published views, we reassessed our accounting for the Warrants issued on November 17, 2020. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business or the non-cash adjustments to our financial statements, in any of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chairman have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K/A entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On November 17, 2020, we consummated our initial public offering (the “initial public offering”) of 30,000,000 units (the “units”), including the issuance of 2,500,000 units as a result of the underwriters’ exercise of their over-allotment option. Each unit consists of one share of Class A common stock and one-fourth of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $300,000,000.

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

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $300,000,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $300,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 6,000,000 public warrants and 4,000,000 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the fiscal year ended December 31, 2020 (the “Affected Period”).

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the November 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in the combined company’s internal control over financial reporting. If the combined company’s efforts are not successful or other material weaknesses or control deficiencies occur in the future, the combined company may be unable to report its financial results accurately on a timely basis, which could cause combined company’s reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of the combined company’s common stock to decline. Ineffective internal controls could also cause investors to lose confidence in the combined company’s reported financial information, which could have a negative effect on the trading price of its stock.

We can give no assurance that the measures we have taken or that the combined company plans to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. The combined company will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to annually furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by the combined company’s management in its internal control over financial reporting. The combined company’s independent registered public accounting firm may be required to attest to the effectiveness of its internal control over financial reporting depending on the combined company’s reporting status. The combined company will be required to disclose changes made in its internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, the combined company may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in November 2020.

As a result of such material weakness, the restatement of our financial statements for the Affected Period, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis.

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

In this Annual Report Form 10-K for the year ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants to purchase comment stock issued in connection with our initial public offering on November 17, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 17, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Audit Committee, in consultation with its management, concluded that the Company’s (i) previously issued audited balance sheet dated as of November 17, 2020 which was related to its initial public offering, (ii) audited financial statements as of December 31, 2020 and for the period from September 14, 2020 (inception) through December 31, 2020 as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon and that it is appropriate to restate the Annual Report. The Company will file an amendment to the Annual Report, which will include the restated audited financial statements for the Affected Periods.

The Company has not amended its previously filed Current Report on Form 8-K for the Affected Period. The financial information that has been previously filed or otherwise reported for these period is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

Historically, our outstanding warrants to purchase common stock (the “Warrants”) were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on November 16, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows, cash or investments held in the Trust Account.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for the period is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Overview

We are a blank check company incorporated in Delaware on September 14, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our sponsor is dMY Sponsor III LLC, a Delaware limited liability company (our “Sponsor”).

Our registration statement for our Initial Public Offering (the “Initial Public Offering”) became effective on November 12, 2020. On November 17, 2020, we consummated the Initial Public Offering of 30,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option (“the Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.0 million, inclusive of $10.5 million in deferred underwriting commissions.

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

For the period from September 14, 2020 (inception) through December 31, 2020, we had a net loss of approximately $16.2 million, which consisted of approximately $602,000 in general and administrative expenses, approximately $58,000 of franchise tax expense, offering costs associated with derivative warrant liabilities of approximately $700,000, loss upon issuance of private placement warrants of approximately $7.4 million, change in fair value of derivative warrant liabilities of approximately $7.5 million, which was partially offset by approximately $31,000 net gain on investments held in the Trust Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised or expiration, and any change in fair value is recognized in our statement of operations.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 25,053,313 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $31,000, net of applicable franchise taxes of approximately $31,000 for the period from September 14, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 14, 2020 (inception) through December 31, 2020 is calculated by dividing the general and administration expenses of approximately $602,000, offering costs associated with derivative warrant liabilities of approximately $700,000, loss upon issuance of private placement warrants of approximately $7.4 million, the change in fair value of derivative warrant liabilities of approximately $6.5 million and remaining franchise taxes of approximately $28,000, resulting in a net loss of approximately $7.2 million, by the weighted average number of Class B common stock outstanding for the period.

Derivative Warrant Liabilities

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. In connection with this Amendment, our management re-evaluated, with the participation of our current Chief Executive Officer and Chairman, the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting” our disclosure controls and procedures were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

Item 9B. Other Information.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders in connection with a proposed business combination, to the extent they are known at such time.

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

Item 14. Principal Accounting Fees and Services.

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

2.1†	Agreement and Plan of Merger, dated as of March 7, 2021, by and among the Company, Ion Trap Acquisition Inc. and IonQ, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on November 17, 2020).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249524), filed with the Securities and Exchange Commission on October 16, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-249524), filed with the Securities and Exchange Commission on October 16, 2020).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-249524), filed with the Securities and Exchange Commission on October 16, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-249524), filed with the Securities and Exchange Commission on October 16, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on November 17, 2020).

4.5	Description of Securities.

10.1	Letter Agreement among the Company, its officers, certain directors, dated as of November 12, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on November 17, 2020).

10.2	Promissory Note, dated September 14, 2020, issued to dMY Sponsor III, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-249524), filed with the Securities and Exchange Commission on October 16, 2020).

10.3	Registration Rights Agreement, dated November 12, 2020, by and among the Company, dMY III Sponsor, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on November 17, 2020).

10.4	Administrative Service Agreement, dated as of November 12, 2020, by and between the Company and dMY Sponsor III, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on November 17, 2020).

10.5	Securities Subscription Agreement, dated as of September 14, 2020, by and between the Company and dMY Sponsor III, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249524), filed with the Securities and Exchange Commission on October 16, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-249524), filed with the Securities and Exchange Commission on October 16, 2020).

10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.8	Hyundai Subscription Agreement, dated as of March 7, 2021, by and among the Company and Hyundai Motor Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.9	Kia Subscription Agreement, dated as of March 7, 2021, by and among the Company and Kia Motors Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.10	MSD Subscription Agreement, dated as of March 7, 2021, by and among the Company and MSD Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.11	Silver Lake Subscription Agreement, dated as of March 7, 2021, by and among the Company and Silver Lake Partners VI DE (AIV), L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.12	BEV Subscription Agreement, dated as of March 7, 2021, by and among the Company and Breakthrough Energy Ventures II, L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.13	Form Venture Capital / Other Investors Subscription Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.14	Form Sponsor Support Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.15	Form Stockholder Support Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.16	Form Lock-Up Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

10.17	Form Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Securities and Exchange Commission on March 8, 2021).

14	Code of Business Conduct and Ethics.

24	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

June 1, 2021

dMY TECHNOLOGY GROUP, INC. III

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$1,569,739
Prepaid Assets	770,285

Total current assets	2,340,024
Investments held in Trust Account	300,030,565

Total Assets	$302,370,589

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$850,442
Accrued expenses	512,509
Franchise tax payable	58,132
Note payable to related parties	31,366

Total current liabilities	1,452,449
Deferred underwriting commissions in connection with the initial public offering	10,500,000
Derivative warrant liabilities	34,885,000

Total liabilities	46,837,449

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 25,053,313 shares subject to possible redemption at $10.00 per share	250,533,130
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 4,946,687 shares issued and outstanding (excluding 25,053,313 shares subject to possible redemption)	495
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750
Additional paid-in capital	21,213,363
Accumulated deficit	(16,214,598)

Total stockholders’ equity	5,000,010

Total Liabilities and Stockholders’ Equity	$302,370,589

The accompanying notes are an integral part of these financial statements.

dMY TECHNOLOGY GROUP, INC. III

STATEMENT OF OPERATIONS

As Restated — See Note 2

For the Period from September 14, 2020 (inception) through December 31, 2020

General and administrative expenses	$601,705
Franchise tax expenses	58,132

Loss from operations	(659,837)

Other income (expenses):
Gain on marketable securities (net), dividends and interest, held in Trust Account	30,565
Offering costs associated with derivative warrant liabilities	(700,326)
Loss upon issuance of private placement warrants	(7,360,000)
Change in fair value of derivative warrant liabilities	(7,525,000)

Total other income (expenses)	(15,554,761)

Net loss	$(16,214,598)

Weighted average shares outstanding of Class A common stock	30,000,000

Basic and diluted net income per share, Class A common stock	$0.00

Weighted average shares outstanding of Class B common stock	7,156,250

Basic and diluted net loss per share, Class B common stock	$(1.24)

The accompanying notes are an integral part of these financial statements.

dMY TECHNOLOGY GROUP, INC. III

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated — See Note 2

For the Period from September 14, 2020 (inception) through December 31, 2020

	Common Stock				Additional Paid- In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - September 14, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	7,906,250	791	24,209	—	25,000
Sale of units in initial public offering, less fair value of public warrants	30,000,000	3,000	—	—	287,997,000	—	288,000,000
Offering costs	—	—	—	—	(16,277,262)	—	(16,277,262)
Forfeiture of Class B common stock (1)			(406,250)	(41)	41	—	—
Common stock subject to possible redemption	(25,053,313)	(2,505)	—	—	(250,530,625)	—	(250,533,130)
Net loss	—	—	—	—	—	(16,214,598)	(16,214,598)

Balance – December 31, 2020	4,946,687	$495	7,500,000	$750	$21,213,363	$(16,214,598)	$5,000,010

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

dMY TECHNOLOGY GROUP, INC. III

STATEMENT OF CASH FLOWS

As Restated — See Note 2

For the Period from September 14, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(16,214,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Offering costs associated with derivative warrant liabilities	700,326
Loss upon issuance of private placement warrants	7,360,000
Change in fair value of derivative warrant liabilities	7,525,000
General and administrative expenses paid by related party under note payable	27,228
Gain on marketable securities (net), dividends and interest, held in Trust Account	(30,565)
Changes in operating assets and liabilities:
Prepaid expenses	(770,285)
Accounts payable	487,457
Accrued expenses	512,509
Franchise tax payable	58,132

Net cash used in operating activities	(344,796)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds received from initial public offering, gross	300,000,000
Proceeds received from private placement	8,000,000
Offering costs paid	(6,020,863)
Paydown of notes payable	(89,602)

Net cash provided by financing activities	301,914,535

Net increase in cash	1,569,739

Cash – beginning of the period	—

Cash – end of the period	$1,569,739

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$362,985
Offering costs funded with note payable	$93,740
Deferred underwriting commissions in connection with the initial public offering	$10,500,000
Initial value of Class A common stock subject to possible redemption	$285,615,070
Change in value of Class A common stock subject to possible redemption	$(8,081,940)

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

The Company’s sponsor is dMY Sponsor III, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2020. On November 17, 2020, the Company consummated its Initial Public Offering of 30,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option (“the Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.0 million, inclusive of $10.50 million in deferred underwriting commissions (Note 5).

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

In April 2021, the Company identified a misstatement in its accounting treatment for warrants issued in connection with the Initial Public Offering and the Private Placement Warrants (collectively, the “Warrants”) as presented in its audited balance sheet as of November 17, 2020 included in its Current Report on Form 8-K, filed November 23, 2020. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to ASC Topic 250, Accounting Changes and Error Corrections, and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial for the audited balance sheet included in its Current Report on Form 8-K. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $21.1 million increase to derivative liabilities and offsetting decrease to Class A common stock subject to possible redemption to the November 17, 2020 balance sheet.

In connection with such analysis, as described below under “Restatement of Previously Issued Financial Statements”, the Company’s financial statements for the period from September 14, 2020 (inception) through December 31, 2020 (the “Affected Period”), was restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such period. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statement and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Restatement of Previously Issued Financial Statements

In April 2021, the audit committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in November 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Period should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Period included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on November 17, 2020, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on November 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period and offering costs associated with derivative warrant liabilities should be expensed as incurred, presented as non-operating expenses in the Statement Of Operations.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued Financial Statements for the Affected Period should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$302,370,589	$—	$302,370,589

Liabilities and stockholders’ equity
Total current liabilities	$1,452,449	$—	$1,452,449
Deferred underwriting commissions	10,500,000	—	10,500,000
Derivative warrant liabilities	—	34,885,000	34,885,000

Total liabilities	11,952,449	34,885,000	46,837,449
Class A common stock, $0.0001 par value; shares subject to possible redemption	285,418,130	(34,885,000)	250,533,130
Stockholders’ equity
Preferred stock - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	146	349	495
Class B common stock - $0.0001 par value	750	—	750
Additional paid-in-capital	5,628,386	15,584,977	21,213,363
Accumulated deficit	(629,272)	(15,585,326)	(16,214,598)

Total stockholders’ equity	5,000,010	—	5,000,010

Total liabilities and stockholders’ equity	$302,370,589	$—	$302,370,589

	For the Period from September 14, 2020 (inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(659,837)	$—	$(659,837)
Other (expense) income:
Gain on marketable securities (net), dividends and interest, held in Trust Account	30,565		30,565
Financing costs - derivative warrant liabilities	—	(700,326)	(700,326)
Loss upon issuance of private placement warrants	—	(7,360,000)	(7,360,000)
Change in fair value of derivative warrant liabilities	—	(7,525,000)	(7,525,000)

Total other (expense) income	30,565	(15,585,326)	(15,554,761)

Net loss	$(629,272)	$(15,585,326)	$(16,214,598)

Basic and Diluted weighted-average Class A common shares outstanding	30,000,000	—	30,000,000

Basic and Diluted net income per Class A common shares	$—	—	$—

Basic and Diluted weighted-average Class B common shares outstanding	7,156,250	—	7,156,250

Basic and Diluted net loss per Class B common shares	$(0.09)	—	$(1.24)

	For the Period from September 14, 2020 (inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(629,272)	$(15,585,326)	$(16,214,598)
Adjustment to reconcile net loss to net cash used in operating activities	(3,337)	(15,585,326)	(15,588,663)
Changes in operating assets and liabilities	287,813	—	287,813
Net cash used in operating activities	(344,796)	—	(344,796)
Net cash used in investing activities	(300,000,000)	—	(300,000,000)
Net cash provided by financing activities	301,914,535	—	301,914,535

Net change in cash	$1,569,739	$—	$1,569,739

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value

Measurements” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

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

Derivative Warrant liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation for the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $700,000 is included in financing cost -derivative warrant liabilities in the statement of operations and approximately $16.3 million is included in stockholders’ equity.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 25,053,313 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $31,000, net of applicable franchise taxes of approximately $31,000 for the period from September 14, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from September 14, 2020 (inception) through December 31, 2020 is calculated by dividing the general and administration expenses of approximately $602,000, offering costs associated with derivative warrant liabilities of approximately $700,000, loss upon issuance of private placement warrants of approximately $7.4 million, the change in fair value of derivative warrant liabilities of approximately $7.5 million and remaining franchise taxes of approximately $28,000, resulting in a net loss of approximately $7.2 million, by the weighted average number of Class B common stock outstanding for the period.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Note 3 — Initial Public Offering

On November 17, 2020, the Company consummated its Initial Public Offering of 30,000,000 Units, including the 2,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $300.00 million, and incurring offering costs of approximately $17.0 million, inclusive of $10.50 million in deferred underwriting commissions.

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

Note 5 — Commitments and Contingencies

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

Note 6 — Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 30,000,000 shares Class A common stock outstanding, including 25,053,313 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying balance sheet.

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

Note 7 — Derivative Warrant Liabilities

As of December 31, 2020, the Company had 7,500,000 and 4,000,000 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 8—Fair Value Measurements

The Company follows the guidance in ASC Topic 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$300,029,996	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$34,885,000

(1)	Excludes $569 of cash balance held within the Trust Account

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2020.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, are based on the listed market price of such warrants, a Level 1 measurement, as of December 31, 2020. The fair value of the Private Placement Warrants were estimated using Black-Scholes model. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $6.3 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	At initial issuance	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.60	$10.84
Volatility	22.4%/45.5%	22.7%/44.3%
Term	6.55	6.42
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from September 14, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at September 14, 2020 (inception)	$—
Issuance of Public and Private Warrants	27,360,000
Change in fair value of derivative warrant liabilities	7,525,000

Derivative warrant liabilities at December 31, 2020	$34,885,000

Note 10—Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. There was no income tax expense for the period from September 14, 2020 (inception) through December 31, 2020.

The income tax provision (benefit) consists of the following for the period from September 14, 2020 (inception) through December 31, 2020:

Current
Federal	$—
State	—
Deferred
Federal	(3,405,066)
State	—
Valuation allowance	3,405,066

Income tax provision	$—

The Company’s net deferred tax assets are as follows as of December 31, 2020:

Deferred tax assets:
Net operating loss carryforwards	$3,131,639
Start-up/organizational costs	273,426

Total deferred tax assets	3,405,066
Valuation allowance	(3,405,066)

Deferred tax asset, net of allowance	$—

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

Date: June 4, 2021	DMY TECHNOLOGY GROUP, INC. III

	By:	/s/ Niccolo de Masi
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

/s/ Niccolo de Masi	Chief Executive Officer	June 4, 2021
Niccolo de Masi	(principal executive officer and principal financial and accounting officer)

/s/ Harry L. You	Chairman	June 4, 2021
Harry L. You

/s/ Darla Anderson	Director	June 4, 2021
Darla Anderson

/s/ Francesca Luthi	Director	June 4, 2021
Francesca Luthi

/s/ Charles E. Wert	Director	June 4, 2021
Charles E. Wert