Form 10-Q
period 2021-03-31
dMY Technology Group, Inc. III
filed 2021-06-04
CIK 1824920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 28, 2021, 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY TECHNOLOGY GROUP, INC. III

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

DMY TECHNOLOGY GROUP, INC. III

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$386,368	$1,569,739
Prepaid assets	789,908	770,285

Total current assets	1,176,276	2,340,024
Investments held in Trust Account	300,077,389	300,030,565

Total Assets	$301,253,665	$302,370,589

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$553,479	$850,442
Accrued expenses	3,523,072	512,509
Franchise tax payable	50,050	58,132
Note payable to related parties	31,366	31,366

Total current liabilities	4,157,967	1,452,449
Deferred underwriting commissions in connection with the initial public offering	10,500,000	10,500,000
Derivative warrant liabilities	33,090,000	34,885,000

Total liabilities	47,747,967	46,837,449

Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 24,850,569 and 25,053,313 shares subject to possible redemption at $10.00 per share as of March 31, 2020 and December 31, 2020, respectively	248,505,690	250,533,130
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,149,431 and 4,946,687 shares issued and outstanding (excluding 24,850,569 and 25,053,313 shares subject to possible redemption) as of March 31, 2020 and December 31, 2020, respectively	515	495
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	23,240,783	21,213,363
Accumulated deficit	(18,242,040)	(16,214,598)

Total stockholders’ equity	5,000,008	5,000,010

Total Liabilities and Stockholders’ Equity	$301,253,665	$302,370,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$3,817,768
Franchise tax expenses	51,531

Loss from operations	(3,869,299)
Interest income earned in operating account	33
Gain on marketable securities (net), dividends and interest, held in Trust Account	46,824
Change in fair value of derivative warrant liabilities	1,795,000

Net loss	$(2,027,442)

Weighted average shares outstanding of Class A common stock	30,000,000

Basic and diluted net income per share, Class A common stock	$0.00

Weighted average shares outstanding of Class B common stock	7,500,000

Basic and diluted net loss per share, Class B common stock	$(0.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,946,687	$495	7,500,000	$750	$21,213,363	$(16,214,598)	$5,000,010
Common stock subject to possible redemption	202,744	20	—	—	2,027,420	—	2,027,440
Net loss	—	—	—	—	—	(2,027,442)	(2,027,442)

Balance - March 31, 2021 (Unaudited)	5,149,431	$515	7,500,000	$750	$23,240,783	$(18,242,040)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. III

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(2,027,442)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,795,000)
Gain on marketable securities (net), dividends and interest, held in Trust Account	(46,824)
Changes in operating assets and liabilities:
Prepaid expenses	(19,623)
Accounts payable	(296,963)
Accrued expenses	3,010,563
Franchise tax payable	(8,082)

Net cash used in operating activities	$(1,183,371)

Net decrease in cash	(1,183,371)
Cash - beginning of the period	1,569,739

Cash - end of the period	$386,368

Supplemental disclosure of noncash activities:
Change value of Class A common stock subject to possible redemption	$2,027,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from September 14, 2020 (inception) to March 31, 2021 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is dMY Sponsor III, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2020. On November 17, 2020, the Company consummated its Initial Public Offering of 30,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the 2,500,000 Units as a result of the underwriters’ partial exercise of their over-allotment option (“the Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.0 million, inclusive of $10.5 million in deferred underwriting commissions (Note 5).

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Proposed Business Combination

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

Going Concern Consideration

As of March 31, 2021, the Company had approximately $386,000 in its operating bank account, approximately $77,000 of interest income available in the Trust Account to pay for taxes and working capital deficiency of approximately $2.9 million. Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $121,000 (see Note 4). Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. To date, the Note remains outstanding. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management determines that the Company will not have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Amended Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 4, 2021 which contains the audited financial statements and the notes thereto.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the preparation for the Initial Public Offering and the underwriting commissions. Upon the completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were charged to operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $700,000 is included in financing cost-derivative warrant liabilities in the statement of operations and approximately $16.3 million is included in stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheets.

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses franchise tax payable, and note payable to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Derivative Financial Instruments

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 24,850,569 and 25,053,313 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets, respectively.

Net Loss Per Common Share

Net income (loss) per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,500,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period presented.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock for the three months ended March 31, 2021 is calculated by dividing the net gain from investments held in the Trust Account of approximately $47,000, net of applicable franchise taxes of approximately $52,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the general and administration expenses of approximately $3.8 million, change in fair value of derivative warrant liabilities of approximately $1.8 million, and remaining amount of franchise taxes of approximately $4,700, resulting in a net loss of approximately $2.0 million, by the weighted average number of Class B common stock outstanding for the period.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On November 17, 2020, the Company consummated its Initial Public Offering of 30,000,000 Units, including the 2,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.0 million, inclusive of $10.5 million in deferred underwriting commissions.

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

Related Party Loans

On September 14, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed an aggregate of approximately $121,000 under the Note. On December 21, 2020, the Company repaid approximately $90,000 of the outstanding Note balance. As of March 31, 2021 and December 31, 2020 the amount due under the Note was approximately $31,000.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that will provide that, commencing on the date that the Company’s securities are first listed on New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three months ended March 31, 2021, the Company incurred $30,000 in connection with such services in the accompanying unaudited condensed statements of operation. The Company also recorded a prepaid amount of $130,000 and $0 in connection with such services in the accompanying unaudited condensed balance sheet as of March 31, 2021 and December 31, 2020, respectively.

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

Underwriting Agreement

The underwriters were entitled to underwriting commissions of $0.20 per unit, or $6.00 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Note 6 — Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 30,000,000 shares Class A common stock outstanding, including 24,850,569 and 25,053,313 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying unaudited condensed balance sheets, respectively.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On November 17, 2020, the Company issued 7,187,500 shares of Class B common stock. On November 12, 2020, the Company effected a 1:1.1 stock split of the Class B common stock, resulting in an aggregate of 7,906,250 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. Of the 7,906,250 shares of Class B common stock outstanding, an aggregate of up to 1,031,250 shares of Class B common stock that are subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On November 17, 2020, the underwriters partially exercised their over-allotment option to purchase 2,500,000 units resulting in 625,000 shares of Class B common stock no longer being subject to forfeiture. The over-allotment option expired on December 27, 2020, resulting in 406,250 shares of Class B common stock being forfeited. As of March 31, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 7 — Derivative Warrant Liabilities

As of March 31, 2021 and December 31, 2020, the Company has 7,500,000 and 4,000,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 8—Fair Value Measurements

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since October 2020. For the three months ended March 31, 2021, the Company recognized a charge to the accompanying unaudited condensed consolidated statement of operations resulting from am increase of in the fair value of liabilities of approximately $1.8 million presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statement of operations.

The following table presents information about the Company’s consolidated financial assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$300,075,999	$—	$—
Liabilities:
Derivative warrant liabilities	$17,250,000	$—	$15,840,000

(1)	Excludes $1,390 of cash balance held within the Trust Account.

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$300,029,996	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$34,885,000

(1)	Excludes $569 of cash balance held within the Trust Account.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. As of March 31, 2021, the Public Warrants were publicly traded at $2.30 per warrant.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2020	As of March 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.84	$10.77
Volatility	22.7%/44.3%	23.7%/44.3%
Term	6.42	6.17
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$34,885,000
Transfer to Level 1	(16,725,000)
Change in fair value of derivative warrant liabilities	(2,320,000)

Level 3 - Derivative warrant liabilities at March 31, 2021	$15,840,000

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were available to be issued, and determined that there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

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

Going Concern Consideration

As of March 31, 2021, we had approximately $386,000 in our operating bank account, approximately $77,000 of interest income available in the Trust Account to pay for taxes and working capital deficiency of approximately $2.9 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.

Our liquidity needs to date had been satisfied through the receipt of $25,000 from our Sponsor to purchase the Founder Shares, and a loan of approximately $121,000 pursuant to a promissory note to our Sponsor (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. Approximately $31,000 remains outstanding under the Note as of December 31, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management determine that we will not have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of approximately $2.0 million, which consisted of approximately $3.8 million in general and administrative expenses, approximately $52,000 of franchise tax expense, which was partially offset by approximately $47,000 in interest income and net gain on investments held in the Trust Account, approximately $1.8 million in increase from changes in fair value of derivative warrant liabilities.

Contractual Obligations

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.00 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $10.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Services Agreement

We entered into an agreement that will provide that, commencing on the date that our securities are first listed on New York Stock Exchange and continuing until the earlier of the consummation of a Business Combination and the liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the three months ended March 31, 2021, we incurred $50,000 in connection with such services in the accompanying unaudited condensed statements of operation. We also recorded a prepaid amount of $130,000 and $0 in connection with such services in the accompanying unaudited condensed balance sheet as of March 31, 2021 and December 31, 2020, respectively.

Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or ours or their affiliates.

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

Derivative Financial Instruments

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 24,850,569 and 25,053,313 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.

Net Loss Per Common Share

Net income (loss) per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 11,500,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the period presented.

The Company’s unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock for the three months ended March 31, 2021 is calculated by dividing the net gain from investments held in the Trust Account of approximately $47,000, net of applicable franchise taxes of approximately $47,000 for the three months ended March 31, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the three months ended March 31, 2021 is calculated by dividing the general and administration expenses of approximately $3.8 million, change in fair value of derivative warrant liabilities of approximately $1.8 million, and remaining amount of franchise taxes of approximately $4,700, resulting in a net loss of approximately $2.0 million, by the weighted average number of Class B common stock outstanding for the period.

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

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due solely to the material weakness in our internal control over financial reporting, as of the end of the period covered by this Quarterly Report due solely to the significant change in the accounting treatment of our warrants. As described in the Notes to Financial Statements under Item 1 of this Quarterly Report, the accounting treatment of our warrants for the reporting period covered by this Quarterly Report is significantly different from the accounting treatment of such securities for our prior financial reporting periods as reflected in our financial statements previously filed with the SEC. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the prospectus for the initial public offering, dated November 12, 2020 and as filed with the SEC on November 16, 2020 (the “Prospectus”), Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our final prospectus for the Initial Public Offering, except for the below risk factors.

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

On November 17, 2020, our Sponsor purchased 4,000,000 Private Placement Warrants at a price of $2.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $8.0 million (including approximately $8.0 million in cash and approximately $50,000 in subscription receivable). No underwriting discounts or commissions were paid with respect to such sales. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On November 17, 2020, we consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $300.0 million, and incurring offering costs of approximately $16.4 million, inclusive of approximately $10.5 million in deferred underwriting commissions.

In connection with the Initial Public Offering, we incurred offering costs of approximately $17.0 million, inclusive of approximately $10.5 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $300.0 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the Private Placement (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of June 2021.

DMY TECHNOLOGY GROUP, INC. III

By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer