Form 10-Q
period 2021-06-30
dMY Technology Group, Inc. III
filed 2021-08-16
CIK 1824920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act). Yes  ☒    No  ☐
As of August
16
, 2021, 30,000,000 shares of Class A common stock, par value $0.0001 per share, and 7,500,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY TECHNOLOGY GROUP, INC. III
Quarterly Report on Form
10-Q

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
DMY TECHNOLOGY GROUP, INC. III
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$170	$1,569,739
Prepaid assets	711,544	770,285

Total current assets	711,714	2,340,024
Investments held in Trust Account	300,083,934	300,030,565

Total Assets	$300,795,648	$302,370,589

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$313,509	$850,442
Accrued expenses	3,550,285	512,509
Franchise tax payable	100,050	58,132
Due to related parties	156,366	31,366

Total current liabilities	4,120,210	1,452,449
Deferred underwriting commissions in connection with the initial public offering	10,500,000	10,500,000
Derivative warrant liabilities	40,600,000	34,885,000

Total liabilities	55,220,210	46,837,449
Commitments and Contingencies (Note 5)
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 24,057,543 and 25,053,313 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	240,575,430	250,533,130
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,942,457 and 4,946,687 shares issued and outstanding (excluding 24,057,543 and 25,053,313 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	594	495
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Additional paid-in capital	31,170,964	21,213,363
Accumulated deficit	(26,172,300)	(16,214,598)

Total stockholders’ equity	5,000,008	5,000,010

Total Liabilities and Stockholders’ Equity	$300,795,648	$302,370,589

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the six months ended
	June 30, 2021	June 30, 2021
General and administrative expenses	$376,809	$4,194,577
Franchise tax expense	50,000	101,531

Loss from operations	(426,809)	(4,296,108)
Interest income earned in operating account	4	37
Gain on marketable securities (net), dividends and interest, held in Trust Account	6,545	53,369
Change in fair value of derivative warrant liabilities	(7,510,000)	(5,715,000)

Net loss	$(7,930,260)	$(9,957,702)

Weighted average shares outstanding of Class A common stock	30,000,000	30,000,000

Basic and diluted net income per share, Class A common stock	$—	$—

Weighted average shares outstanding of Class B common stock	7,500,000	7,500,000

Basic and diluted net loss per share, Class B common stock	$(1.06)	$(1.33)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,946,687	$495	7,500,000	$750	$21,213,363	$(16,214,598)	$5,000,010
Common stock subject to possible redemption	202,744	20	—	—	2,027,420	—	2,027,440
Net loss	—	—	—	—	—	(2,027,442)	(2,027,442)

Balance - March 31, 2021 (Unaudited)	5,149,431	$515	7,500,000	$750	$23,240,783	$(18,242,040)	$5,000,008
Common stock subject to possible redemption	793,026	79	—	—	7,930,181	—	7,930,260
Net loss	—	—	—	—	—	(7,930,260)	(7,930,260)

Balance - June 30, 2021 (Unaudited)	5,942,457	$594	7,500,000	$750	$31,170,964	$(26,172,300)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. III
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(9,957,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	5,715,000
Gain on marketable securities (net), dividends and interest, held in Trust Account	(53,369)
Changes in operating assets and liabilities:
Prepaid expenses	58,741
Accounts payable	(536,933)
Accrued expenses	3,037,776
Franchise tax payable	41,918

Net cash used in operating activities	(1,694,569)

Cash Flows from Financing Activities:
Proceeds from advances from related party	125,000

Net cash provided by financing activities	125,000

Net decrease in cash	(1,569,569)
Cash - beginning of the period	1,569,739

Cash - end of the period	$170

Supplemental disclosure of noncash activities:
Change value of Class A common stock subject to possible redemption	$9,957,700
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 14, 2020 (inception) to June 30, 2021 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of June 30, 2021, the Company had approximately $200 in its operating bank account, approximately $84,000 of interest income available in the Trust Account to pay for taxes and working capital deficiency of approximately $3.3 million. Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $121,000 (see Note 4). On December 21, 2020, the Company repaid approximately $90,000 of the outstanding Note balance. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account, and advances from an officer of $125,000. As of June
 30
, 2021 and December 31, 2020 the amount due under the Note and advances was approximately $156,000
 and
 $31,000
,
respectively
.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 202
1
and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on the foregoing, management determines that the Company will not have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company plans to satisfy its working capital needs through the consummation of the initial Business Combination. However, there is no guarantee that the Company will complete its Business Combination within the Combination Period.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and
Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Amended
Form 10-K/A
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Actual results could differ from those estimates.

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Coverage of

$
250,000

coverage limit, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC Topic
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the preparation for the Initial Public Offering and the underwriting commissions. Upon the completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were charged to operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $700,000 was for offering costs associated with derivative warrant liabilities in th
e
 unaudited condensed consolidated
statement of operations
and approximately

$
16.3

million is included in stockholders’ equity in the condensed consolidated balance sheets.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed consolidated balance sheets.
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

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses franchise tax payable, and note payable to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 24,057,543 and 25,053,313
shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets, respectively.
Net Loss Per Share of Common Stock
The Company’s condensed consolidated statements of operations include a presentation of net loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net loss per common stock. Net loss per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted, for Class B common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock do not have any redemption features and do not participate in the income earned on the Trust Account.

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of diluted net loss per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the periods and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$6,545	$53,369
Less: Company’s portion available to be withdrawn to pay taxes	(6,545)	(53,369)

Net income attributable to Class A common stock	$—	$—

Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	30,000,000	30,000,000

Basic and diluted net income per share, Class A common stock	$—	$—

Class B common stock
Numerator: Net loss minus net income attributable to Class A common stock
Net loss	$(7,930,260)	$(9,957,702)
Net income attributable to Class A common stock	—	—

Net loss attributable to Class B common stock	$(7,930,260)	$(9,957,702)

Denominator: Weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	7,500,000	7,500,000

Basic and diluted net loss per share, Class B common stock	$(1.06)	$(1.33)

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

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Related Party Loans
On September 14, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company borrowed an aggregate of approximately $121,000 under the Note. On December 21, 2020, the Company repaid approximately $90,000 of the outstanding Note balance. As of June 30, 2021 and December 31, 2020 the amount due under the Note remained the same at approximately $31,000 and is included in due to related parties on the condensed balance sheets.
In April and June 2021, the Company received advances for an aggregate amount of

$
125,000
from an officer for working capital needs, which is included in due
to related parties on the condensed consolidated balance sheets.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $2.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30,
2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement that will provide that, commencing on the date that the Company’s securities are first listed on New York Stock Exchange and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively, in connection with such services in the accompanying unaudited condensed consolidated
statements of operation
s
. The Company also recorded a prepaid amount of $160,000 and $0 in connection with such services in the accompanying unaudited condensed consolidated
balance sheets as of June 30, 2021 and December 31, 2020, respectively.
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

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 — Stockholders’ Equity
Class
 A Common Stock
—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 30,000,000 shares Class A common stock outstanding, including 24,057,543 and 25,053,313 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying unaudited condensed consolidated
balance sheets, respectively.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On November 17, 2020, the Company issued 7,187,500 shares of Class B common stock. On November 12, 2020, the Company effected a 1:1.1 stock split of the Class B common stock, resulting in an aggregate of 7,906,250 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. Of the 7,906,250 shares of Class B common stock outstanding, an aggregate of up to 1,031,250 shares of Class B common stock that are subject to forfeiture, to the Company by the initial stockholders for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On November 17, 2020, the underwriters partially exercised their over-allotment option to purchase 2,500,000 units resulting in 625,000 shares of Class B common stock no longer being subject to forfeiture. The over-allotment option expired on December 27, 2020, resulting in 406,250 shares of Class B common stock being forfeited. As of June 30, 2021 and December 31, 2020, there were 7,500,000 shares of Class B common stock outstanding.
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
basis.
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Note 7 — Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company has 7,500,000 and 4,000,000 Public Warrants and Private Placement Warrants, respectively, outstanding.
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

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
 A common stock equals or exceeds $18.00
:
Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
redemption period.
Redemption of warrants for when the price per share of Class
 A common stock equals or exceeds $10.00
:
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
Note 8 - Fair Value Measurements
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black-Scholes simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants since October 2020. For the three and six months ended June 30, 2021, the Company recognized a charge to the accompanying unaudited condensed consolidated statements of operations resulting from an increase of in the fair value of liabilities of approximately $7.5 million and approximately $5.7 million presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations, respectively.

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information about the Company’s consolidated financial assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$300,083,544	$—	$—
Liabilities:
Derivative warrant liabilities	$24,000,000	$—	$16,600,000
(1) Excludes $390 of cash balance held within the Trust Account.
December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$300,029,996	$—	$—
Liabilities:
Derivative warrant liabilities	$—	$—	$34,885,000
(1) Excludes $569 of cash balance held within the Trust Account.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded. As of June 30, 2021, the Public Warrants were publicly traded at $3.20 per warrant.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of December 31, 2020	As of June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$10.84	$10.69
Volatility	22.7% / 44.3%	40.5% / 45.2%
Term	6.42	5.25
Risk-free rate	0.57%	0.91%
Dividend yield	0.0%	0.0%

DMY TECHNOLOGY GROUP, INC III
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The change in the fair value of the derivative warrant lia
b
ilities for the period ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at December 31, 2020	$34,885,000
Transfer to Level 1	(16,725,000)
Change in fair value of derivative warrant liabilities	(1,560,000)

Level 3 - Derivative warrant liabilities at June 30, 2021	$16,600,000

Note 9 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after June 30, 2021 up to the date that the unaudited condensed consolidated financial statements were available to be issued, and determined that there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

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
As of June 30, 2021, we had approximately $200 in our operating bank account, approximately $84,000 of interest income available in the Trust Account to pay for taxes and working capital deficiency of approximately $3.3 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.
Prior to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through a capital contribution of $25,000 from our Sponsor to purchase the Founder Shares, the loan under the Note from our Sponsor of approximately $121,000. On December 21, 2020, we repaid approximately $90,000 of the outstanding Note balance. Subsequent to the consummation of the Initial Public Offering, our liquidity needs had been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account, and advances from an officer of $125,000. As of June, 2021 and December 31, 2020 the amount due under the Note and advances was approximately $156,000. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.
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
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed consolidated balance sheet. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating
income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of approximately $7.9 million, which consisted of approximately $377,000 in general and administrative expenses, $50,000 of franchise tax expense, which was partially offset by approximately $7,000 in interest income and net gain on investments held in the Trust Account, approximately $7.5 million in increase from changes in fair value of derivative warrant liabilities.
For the six months ended June 30, 2021, we had a net loss of approximately $10.0 million, which consisted of approximately $4.2 million in general and administrative expenses, approximately $102,000 of franchise tax expense, which was partially offset by approximately $53,000 in interest income and net gain on investments held in the Trust Account, approximately $5.7 million in increase from changes in fair value of derivative warrant liabilities.
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
Administrative Services Agreement
We entered into an agreement that will provide that, commencing on the date that our securities are first listed on New York Stock Exchange and continuing until the earlier of the consummation of a Business Combination and the liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the three and six months ended June 30, 2021, we incurred $30,000 and $80,000, respectively, in connection with such services in the accompanying unaudited condensed statements of operation. We also recorded a prepaid amount of $160,000 and $0 in connection with such services in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.
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
Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 24,057,543 and 25,053,313 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets, respectively.
Net Loss Per Share of Common Stock
Our condensed consolidated statements of operations include a presentation of net loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net loss per common stock. Net loss per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted, for Class B common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net loss per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the periods and therefore the inclusion of such warrants would be anti-dilutive.

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

Recent Accounting Pronouncements
Our management does not believe there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of the prospectus for the initial public offering, dated November 12, 2020 and as filed with the SEC on November 16, 2020 (the “Prospectus”) and our Quarterly Report on Form 10-Q for quarter-end March 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes from the risk factors previously disclosed in our final prospectus for the Initial Public Offering and our Quarterly Report on Form 10-Q for quarter-end March 31, 2021.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

DMY TECHNOLOGY GROUP, INC. III

By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer