Form 10-Q
period 2021-09-30
IonQ, Inc.
filed 2021-11-15
CIK 1824920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File
No. 001-39694

IONQ, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-2992192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4505 Campus Drive
College Park, MD 20740
(301)
298-7997
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	IONQ	The New York Stock Exchange
Warrants, each exercisable for one share of common stock for $11.50 per share	IONQ WS	The New York Stock Exchange
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
12b-2
of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act):    Yes  ☐    No  ☒
As of November 8, 2021, there were 192,487,104 shares of common stock, par value $0.0001 per share, issued and outstanding.

IONQ, INC.
(FORMERLY KNOWN AS DMY TECHNOLOGY GROUP, INC. III)
QUARTERLY REPORT ON FORM
10-Q

PART 1-FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020		3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020		4

Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock, Warrants and Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020		5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020		7

Notes to Condensed Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION		39

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 6.	Exhibits	71

SIGNATURES

PART
1-FINANCIAL
INFORMATION
Item 1. Financial Statements.
IONQ, INC.
(FORMERLY KNOWN AS DMY TECHNOLOGY GROUP, INC. III)
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited
)

	September 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$587,294	$36,120
Accounts receivable ($4,000 and $0 attributable to related parties)	4,082	390
Prepaid expenses and other current assets ($520 and $1,013 attributable to related parties)	6,478	2,069

Total current assets	597,854	38,579
Property and equipment, net	16,729	11,988
Operating lease right-of-use assets ($4,098 and $4,296 attributable to related parties)	4,098	4,296
Intangible assets, net	5,521	2,687
Other noncurrent assets ($1,975 and $2,365 attributable to related parties)	2,357	2,928

Total Assets	$626,559	$60,478

Liabilities, Convertible Redeemable Preferred Stock and Warrants, and Stockholders’ Equity
Current liabilities:
Accounts payable ($15 and $5 attributable to related parties)	$1,967	$538
Accrued expenses	3,483	608
Current portion of operating lease liabilities ($564 and $495 attributable to related parties)	564	495
Unearned revenue ($3,836 and $0 attributable to related parties)	3,909	240
Current portion of stock option early exercise liabilities	1,153	—

Total current liabilities	11,076	1,881
Operating lease liabilities, net of current portion ($3,681 and $3,776 attributable to related parties)	3,681	3,776
Unearned revenue, net of current portion	1,533	1,118
Stock option early exercise liabilities, net of current portion	2,252	—
Warrant liabilities	50,350	—

Total liabilities	$68,892	$6,775
Commitments and Contingencies
Convertible Redeemable Preferred Stock and Warrants:
Series A convertible redeemable preferred stock , $0.0001 par value per share; 2,000,000 shares authorized; after giving effect to the recapitalization there is no convertible redeemable preferred stock issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Series B convertible redeemable preferred stock , $0.0001 par value per share; 9,753,798 shares authorized; after giving effect to the recapitalization there is no convertible redeemable preferred stock issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Series B-1 convertible redeemable preferred stock , $0.0001 par value per share; 13,217,404 shares authorized; after giving effect to the recapitalization there is no convertible redeemable preferred stock issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Warrants for Series B-1 convertible redeemable preferred stock; after giving effect to the recapitalization there are no warrants for convertible redeemable preferred stock issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Stockholders’ Equity:
Common stock $0.0001 par value per share ; 1,000,000,000 shares authorized; 190,197,253 and 118,146,795 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	10	3
Additional paid-in capital	629,364	93,305
Accumulated deficit	(71,707)	(39,605)

Total stockholders’ equity	557,667	53,703

Total Liabilities, Convertible Redeemable Preferred Stock, Warrants and Stockholders’ Equity	$626,559	$60,478

See accompanying notes to the condensed consolidated financial statements.

IONQ, INC.
(FORMERLY KNOWN AS DMY TECHNOLOGY GROUP, INC. III)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$233	$—	$451	$—
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	234	57	742	57
Research and development	6,180	2,339	15,311	7,643
Sales and marketing	1,286	81	2,384	263
General and administrative	2,461	727	8,321	1,840
Depreciation and amortization	596	372	1,543	995

Total operating costs and expenses	10,757	3,576	28,301	10,798

Loss from operations	(10,524)	(3,576)	(27,850)	(10,798)
Offering costs associated with warrants	(4,259)	—	(4,259)	—
Other income	2	11	7	305

Loss before benefit for income taxes	(14,781)	(3,565)	(32,102)	(10,493)
Benefit for income taxes	—	—	—	—

Net loss and comprehensive loss	$(14,781)	$(3,565)	$(32,102)	$(10,493)

Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.03)	$(0.27)	$(0.09)

Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	120,605,457	115,369,517	119,535,167	114,597,135

See accompanying notes to the condensed consolidated financial statements.

IONQ, INC.
(FORMERLY KNOWN AS DMY TECHNOLOGY GROUP, INC. III)
Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock, Warrants and Stockholders’ Equity
(unaudited)
(in thousands, except share and per share data)

	Convertible Redeemable Preferred Stock							Stockholder s ’ Equity
	Series A		Series B		Series B-1		Warrants	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder s’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balance, June 30, 2020	2,000,000	$1,925	9,753,798	$21,111	11,166,941	$61,867	$—	5,527,749	1	3,821	(31,109)	(27,287)
Retroactive application of recapitalization	(2,000,000)	(1,925)	(9,753,798)	(21,111)	(11,166,941)	(61,867)	—	109,644,604	2	84,901	—	84,903

Adjusted balance, beginning of period	—	—	—	—	—	—	—	115,172,353	3	88,722	(31,109)	57,616
Net loss	—	—	—	—	—	—	—	—	—	—	(3,565)	(3,565)
Vesting of warrant issued to a customer	—	—	—	—	—	—	—	—	—	566	—	566
Stock options exercised	—	—	—	—	—	—	—	16,513	—	3	—	3
Vesting of restricted common stock	—	—	—	—	—	—	—	253,028	—	24	—	24
Stock- based compensation	—	—	—	—	—	—	—	—	—	227	—	227

Balance, September 30, 2020	—	$—	—	$—	—	$—	$—	115,441,894	3	89,542	(34,674)	54,871

	Convertible Redeemable Preferred Stock							Stockholder s’ Equity
	Series A		Series B		Series B-1		Warrants	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder s’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balance, June 30, 2021	2,000,000	$1,925	9,753,798	$21,111	11,166,941	$61,867	$566	6,635,988	$1	$14,865	$(56,926)	$(42,060)
Retroactive application of recapitalization	(2,000,000)	(1,925)	(9,753,798)	(21,111)	(11,166,941)	(61,867)	(566)	113,023,018	2	85,467		85,469

Adjusted balance, beginning of period	—	—	—	—	—	—	—	119,659,006	3	100,332	(56,926)	43,409
Net loss	—	—	—	—	—	—	—	—	—	—	(14,781)	(14,781)
Stock options exercised	—	—	—	—	—	—	—	69,458	—	33	—	33
Vesting of restricted common stock	—	—	—	—	—	—	—	166,112	—	380	—	380
Merger and PIPE transaction, net of transaction costs	—	—	—	—	—	—	—	70,302,677	7	526,498	—	526,505
Stock-based compensation	—	—	—	—	—	—	—	—	—	2,121	—	2,121

Balance, September 30, 2021	—	$—	—	$—	—	$—	$—	190,197,253	$10	$629,364	$(71,707)	$557,667

See accompanying notes to the condensed consolidated financial statements.

IONQ, INC.
(FORMERLY KNOWN AS DMY TECHNOLOGY GROUP, INC. III)
Condensed Consolidated Statements of Changes in Convertible Redeemable Preferred Stock, Warrants and Stockholders’ Equity
(unaudited)
(in thousands, except share and per share data)

	Convertible Redeemable Preferred Stock							Stockholder s ’ Equity
	Series A		Series B		Series B-1		Warrants	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder s’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balance, December 31, 2019	2,000,000	$1,925	9,753,798	$21,111	11,166,941	$61,867	$—	5,098,562	1	3,263	(24,181)	(20,917)
Retroactive application of recapitalization	(2,000,000)	(1,925)	(9,753,798)	(21,111)	(11,166,941)	(61,867)	—	108,336,247	2	84,901	—	84,903

Adjusted balance, beginning of period	—	—	—	—	—	—	—	113,434,809	3	88,164	(24,181)	63,986
Net loss	—	—	—	—	—	—	—	—	—	—	(10,493)	(10,493)
Vesting of warrant issued to a customer	—	—	—	—	—	—	—	—	—	566	—	566
Stock options exercised	—	—	—	—	—	—	—	235,887	—	30	—	30
Vesting of restricted common stock	—	—	—	—	—	—	—	1,771,198	—	170	—	170
Stock-based compensation	—	—	—	—	—	—	—	—	—	612	—	612

Balance, September 30, 2020	—	$—	—	$—	—	$—	$—	115,441,894	3	89,542	(34,674)	54,871

	Convertible Redeemable Preferred Stock							Stockholder s’ Equity
	Series A		Series B		Series B-1		Warrants	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder s’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount
Balance, December 3 1 , 2020	2,000,000	$1,925	9,753,798	$21,111	11,166,941	$61,867	$566	6,262,460	$1	$7,838	$(39,605)	$(31,766)
Retroactive application of recapitalization	(2,000,000)	(1,925)	(9,753,798)	(21,111)	(11,166,941)	(61,867)	(566)	111,884,335	2	85,467		85,469

Adjusted balance, beginning of period	—	—	—	—	—	—	—	118,146,795	3	93,305	(39,605)	53,703
Net loss	—	—	—	—	—	—	—	—	—	—	(32,102)	(32,102)
Equity instruments issued in consideration for intellectual property and research and development arrangements	—	—	—	—	—	—	—	385,797	—	2,381	—	2,381
Stock options exercised	—	—	—	—	—	—	—	974,013	—	256	—	256
Vesting of restricted common stock	—	—	—	—	—	—	—	387,971	—	796	—	796
Merger and PIPE transaction, net of transaction costs	—	—	—	—	—	—	—	70,302,677	7	526,498	—	526,505
Stock-based compensation	—	—	—	—	—	—	—	—	—	6,128	—	6,128

Balance, September 30, 2021	—	$—	—	$—	—	$—	$—	190,197,253	$10	$629,364	$(71,707)	$557,667

See accompanying notes to the condensed consolidated financial statements.

IONQ, INC.
(FORMERLY KNOWN AS DMY TECHNOLOGY GROUP, INC. III)
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,102)	$(10,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,543	995
Non-cash research and development arrangements	1,205	—
Amortization of customer warrant	219	18
Offering costs associated with warrants	4,259	—
Stock-based compensation	5,929	681
Non-cash operating lease expense	184	46
Changes in operating assets and liabilities:
Accounts receivable	(3,691)	(293)
Prepaid expenses and other current assets	(3,950)	(428)
Other noncurrent assets	(39)	3
Accounts payable	(1,191)	178
Accrued expenses	1,714	214
Operating lease liabilities	(15)	14
Unearned revenue	4,084	743

Net cash used in operating activities	(21,851)	(8,322)

Cash flows from investing activities:
Purchases of property and equipment	(5,300)	(8,031)
Capitalized software development costs	(1,205)	(775)
Intangible asset acquisition costs	(414)	(286)
Proceeds from disposal of assets	5	1

Net cash used in investing activities	(6,914)	(9,091)

Cash flows from financing activities:
Proceeds from stock options exercised	5,424	29
Repurchase of early exercised stock options	(968)	—
Proceeds from merger and PIPE transaction, net of transaction costs	575,483	—

Net cash provided by financing activities	579,939	29

Net change in cash and cash equivalents	551,174	(17,384)
Cash and cash equivalents at the beginning of the period	36,120	59,527

Cash and cash equivalents at the end of the period	$587,294	$42,143

Supplemental disclosures of non-cash investing and financing transactions:
Issuance of common stock for intellectual property	$1,567	$—
Issuance of common stock for research and development arrangement	$814	$—
Property and equipment purchases in accounts payable and accrued expenses	$309	$320
Intangible asset purchases in accounts payable and accrued expenses	$129	$75
Transaction costs in accounts payable and accrued expenses	$2,620	—
Vesting of warrants	$—	$566
See accompanying notes to the condensed consolidated financial statements.

IONQ, INC.
(FORMERLY KNOWN AS DMY TECHNOLOGY GROUP, INC. III)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
IonQ, Inc. (“IonQ” or “the Company”), formerly known as dMY Technology Group, Inc. III (“dMY”), was incorporated in the state of Delaware in September 2020 and formed as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. IonQ Quantum, Inc. (formerly known as IonQ, Inc., and referred to as “Legacy IonQ” herein), was incorporated in the state of Delaware in September 2015 and is headquartered in College Park, Maryland.
On March 7, 2021, Legacy IonQ entered into an Agreement and Plan of Merger (the “Merger Agreement”) with dMY and Ion Trap Acquisition Inc. (“Merger Sub”), a direct, wholly owned subsidiary of dMY. Pursuant to the Merger Agreement, on September 30, 2021 (“the Closing Date”), the Merger Sub was merged with and into Legacy IonQ with Legacy IonQ continuing as the surviving corporation following the Merger, becoming a wholly owned subsidiary of dMY and the separate corporate existence of the Merger Sub ceased (the “Business Combination”). Commensurate with the Business Combination, dMY changed its name to IonQ, Inc. and Legacy IonQ changed its name to IonQ Quantum, Inc. After the Business Combination, IonQ’s common stock and public warrants are traded on the New York Stock Exchange (“NYSE”) under the symbols “IONQ” and “IONQ WS,” respectively.
Unless otherwise indicated, references in this Quarterly Report on Form
10-Q
to the “Company” and “IonQ” refer to the consolidated operations of IonQ, Inc. and IonQ Quantum, Inc.. References to “dMY” refer to the company prior to the consummation of the Business Combination and references to “Legacy IonQ” refer to IonQ, Inc. prior to the consummation of the Business Combination.
IonQ is engaged in quantum computing and develops general-purpose quantum computing systems designed to solve the world’s most complex problems, and transform business, society, and the planet for the better. Prior to 2019, the Company built certain quantum computing systems solely for research & development purposes. To operate the quantum computing systems, the Company has developed custom hardware, custom firmware, and an operating system to orchestrate the quantum computers. During 2019, the Company began to commercialize its quantum computing systems and entered into its first significant customer agreements. Currently, the Company permits customers to use the quantum computing systems through a quantum-computing-as-a-service
(“QCaaS”) platform.
Business Combination
While the legal acquirer in the Merger Agreement is dMY, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“U.S. GAAP”), Legacy IonQ is the accounting acquirer and the merger is accounted for as a “reverse recapitalization” (i.e., a capital transaction involving the issuance of stock by dMY for the stock of Legacy IonQ).
For accounting purposes, the Business Combination was treated as the equivalent of Legacy IonQ issuing stock for the net assets of dMY, accompanied by a recapitalization. The net assets of dMY are stated at historical cost, and no goodwill or other intangible assets were recorded. Because Legacy IonQ was deemed the accounting acquirer in the Business Combination, the historical financial statements of Legacy IonQ are the historical financial statements of the Company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy IonQ prior to the Business Combination; (ii) the combined results of dMY and Legacy IonQ following the close of the Business Combination on September 30, 2021; and (iii) the assets and liabilities of Legacy IonQ stated at their historical cost.
In accordance with guidance applicable to these circumstances, the equity structure has been retroactively
restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy IonQ’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy IonQ convertible redeemable preferred stock and warrants and Legacy IonQ common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Legacy IonQ’s convertible redeemable preferred stock and warrants previously classified as mezzanine equity were retroactively adjusted, converted into common stock
, and reclassified to permanent equity because of the reverse recapitalization.

At the Closing Date, the consummation of the Merger provided approximately $636.0 million of gross proceeds, including $345.0 million from the PIPE investment in
 common stock at $10.00 per share. In connection with the
Business Combination
, Legacy IonQ and dMY incurred direct and incremental costs of approximately $52 million related to the equity issuance, consisting primarily of banking, legal, accounting, and other professional fees, which were recorded to additional paid-
i
n
capital as a reduction of proceeds.

Additionally, approximately $4.3 million in offering costs were allocated to liability-classified warrants assumed in the Merger and expensed upon the close of the Business Combination.
Sponsor Support Agreement
Concurrently with the execution of the Merger Agreement, certain former dMY sto
ckholders
 entered into a sponsor support agreement. Under the sponsor support agreement, and effective upon the consummation of the Business Combination, 10% of the dMY Class B common stock (or 750,000 shares), which were converted into shares of common stock at the consummation of the Business Combination, were unvested and subject to certain vesting and forfeiture provisions (the “Vesting Shares”).
These provisions provide that (i) one-third of the Vesting Shares shall vest at such time as (x) the closing price of common stock equals or exceeds $12.50 for any 20 trading days during any period of 30 consecutive trading days or (y) IonQ consummates a subsequent transaction (as defined) on or before the date that is five years after the consummation of the Business Combination, (ii) one-third of the Vesting Shares shall vest at such time as (x) the closing price of common stock equals or exceeds $15.00 for any 20 trading days during any period of 30 consecutive trading days or (y) IonQ consummates a subsequent transaction (as defined), on or before the date that is five years after the consummation of the Business Combination and (iii) one-third of the Vesting Shares shall vest at such time as (x) the closing price of common stock equals or exceeds $17.50 for any 20 trading days during any period of 30 consecutive trading days or (y) IonQ consummates a subsequent transaction (as defined), on or before the date that is five years after the consummation of the Business Combination.
Vesting Shares that remain unvested on the first business day after five years from the closing of the Business Combination will be surrendered to IonQ without any consideration for such transfer.
The Vesting Shares are accounted for as equity classified instruments
 and
 were included as merger consideration as part of the reverse recapitalization, and recorded in additional paid-in capital.
Segment Reporting
The Company operates as one operating segment as its chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP as determined by the Financial Accounting Standards Board (“FASB”).
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this quarterly report have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the
US
Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 included in our final proxy
 statement
/prospectus
filed with the SEC on
August

12
, 2021. The Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2021 or thereafter. All references to September 30, 2021 and 2020 in the notes to the condensed consolidated financial statements are unaudited.

Emerging Growth Company
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
The Company remains an emerging growth company until the earliest of (i)
 December
31
,

2025
, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates
exceeds $700.0 million as of the prior June 30th or (iv) the date on which the Company has issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.

Significant estimates and judgments are inherent in the analysis and measurement of items including, but not limited to revenue recognition, capitalization of internally developed software and quantum computing costs, useful lives of long-lived assets, commitments and contingencies, forecasts and assumptions used in determining the fair value of historically granted common stock and warrants prior to the Business Combination and forecasts and assumptions used in determining the fair value of warrant liabilities. Management bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ and be affected by changes in those estimates.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are
non-interest
bearing and stated at the gross invoiced amount. A receivable is recorded when the Company has an unconditional right to receive payment based on the satisfaction of performance obligations. Accounts Receivable are composed of the following (in thousands):

	September 30, 2021	December 31, 2020
Billed accounts receivable	$4,080	$390
Unbilled accounts receivable	2	0

Total accounts receivable	$4,082	$390
On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off. This assessment is based on management’s evaluation of past due receivables, collectability of specific accounts, historical loss experience and overall economic conditions. The Company did not have any allowance for doubtful accounts as of September 30, 2021 and December 31, 2020.

Revenue Recognition
The Company derives revenue from providing access to its QCaaS and professional services related to co-developing
algorithms on the Quantum Computing Systems. In arrangements with the cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider.
For contracts with a fixed transaction price to provide stand-ready QCaaS access, the fixed fee is recognized as QCaaS subscription-based revenues on a straight-line basis over the access period. Any variable fees for usage over the contractual minimums are estimated at contract inception and recognized ratably over the access period unless such variable usage fees are probable of reversal in future periods. In those instances, variable usage fees are included in the determination of the transaction consideration once known. For contracts without fixed fees, variable usage fees are billed and recognized during the period of such usage.
As of September 30, 2021, approximately $15.9 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable
contracts. The Company expects to recognize revenue of $1.1 million related to those remaining performance obligations during the remainder of 2021. The Company expects to recognize revenue of $4.5 million related to these remaining performance obligations in the year ending December 31, 2022 with the remainder recognized thereafter. The Company has not estimated the timing of revenue recognition for the remaining unsatisfied performance obligations related to usage-based contracts as the timing of customer usage cannot be predicted given the limited historical data.
Early Exercise of Stock Options
Stock options granted under the 2015 Equity Incentive Plan provide employee option holders, if approved by the Board, the right to exercise unvested options in exchange for restricted common stock, which is subject to a repurchase right held by the Company at the lower of (i) the fair market value of its common stock on the date of repurchase or (ii) the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. In September 2021, we exercised our right to repurchase 100,000 shares related to the early exercise of stock options. The unvested shares were repurchased from an employee in connection with the termination of their service in exchange for $1.0 million.
As of September 30, 2021, and December 31, 2020, there were 1,541,764 shares
and no shares, respectively, subject to repurchase related to stock options early exercised and unvested. These amounts are reclassified to common stock and additional paid-in
capital as the underlying shares vest. As of September 30, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $3.4 million in its condensed consolidated balance sheet. The Company did not have any early exercises of stock options prior to 2021, and as a result
,
there was no such balance as of December 31, 2020.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Historical cost of fixed assets is the cost as of the date acquired. Prior to 2019, we built certain quantum computing systems solely for research and development purposes and these quantum computing systems were deemed to have no alternative future use. In 2019, we began to commercialize our quantum computing systems via the offering of QCaaS and quantum computing systems built thereafter were determined to provide a probable future economic benefit. As a result, hardware and labor costs associated with the building of such quantum computing systems were capitalized. Costs to maintain quantum computing systems are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of two years for the quantum computing systems.
Intangible Assets, Net
The Company’s intangible assets include website domain costs, patents, intellectual property, and trademarks. Intangible assets with identifiable useful lives such as patents and intellectual property are initially valued at acquisition cost and are amortized over their estimated useful lives, which is generally 20 years, using the straight-line method. With respect to patents, acquisition costs include external legal and patent application costs. Intangible assets with indefinite useful lives are assessed for impairment at least annually. During the three months ended September 30, 2021 and 2020, the Company capitalized $0.2 million and $0.1 million, respectively, of intangible assets primarily related to intellectual property, and during the nine months ended September 30, 2021 and 2020, the Company capitalized $2.1 million and $0.3 million, respectively.

Capitalized Internally Developed Software
Capitalized internally developed software, which is included in intangible assets, net, consists of costs to purchase and develop internal-use
software, which the Company uses to provide services to its customers. The costs to purchase and develop internal-use
software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use as part of the Company’s service offerings, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be 3 years. During the three months ended September 30, 2021 and 2020, the Company capitalized $0.5 million and $0.3 million
, respectively
,
in
internal-use
software costs, and during the nine months ended September 30, 2021 and 2020, the Company capitalized $1.3 million and $0.8 million, respectively
,
in
internal-use
software costs. The Company amortized $0.2 million and $0.1 million of capitalized internally developed software costs during the three months ended September 30, 2021 and 2020, respectively
,
and $0.5 million and $0.2 million of capitalized internally developed software costs during the nine months ended September 30, 2021 and 2020, respectively.
Fair Value of Financial Instruments
Fair value is based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•	Level 1 — Observable inputs, which include unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than Level 1 inputs, such as quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are based on management’s assumptions, including fair value measurements determined by using pricing models, discounted cash flow methodologies or similar techniques.

Due to their short-term nature, the carrying amounts reported in the Company’s financial statements approximates the fair value for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities.
Cash and cash equivalents include cash in banks, checking deposits and money market funds. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.
Warrant Liabilities
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The warrants of dMY assumed in the Business Combination are classified as liabilities and remeasured at each reporting period (as more fully described in Note
10
). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash balances are primarily invested in money market funds or on deposit at high credit quality financial institutions in the
United States
. These deposits are typically in excess of insured limits.

The Company’s accounts receivable are derived from revenue earned from customers primarily located in the
United States
. The Company performs periodic evaluations of its customers’ financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable and maintains an allowance for doubtful accounts. Credit losses historically have not been material.
Significant customers are those which represent more than 10% of the Company’s total revenue. The Company’s revenue was
from
2
significant customers for the three months ended September 30, 2021 and from 3 significant
customers for the nine months ended September 30, 2021. The Company did not have any revenue for the three and nine month periods ended September 30, 2020.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income
 (
loss
)
by the weighted average number of shares of common stock during the period, plus common stock equivalents, outstanding during the period. If the Company reports a net loss, the computation of diluted loss per share excludes the effect of dilutive common stock equivalents, as their effect would be antidilutive.
Earnings (loss) per share calculations for all periods prior to the Business Combination have been retroactively restated to reflect the conversion of the Company’s convertible redeemable preferred stock and the equivalent number of shares reflecting the exchange ratio established in the reverse capitalization.
The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2021	2020	2021	2020
Net loss available to common stockholders	$(14,781)	$(3,565)	$(32,102)	$(10,493)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	120,605,457	115,369,517	119,535,167	114,597,135

Net loss per share attributable to common stockholders – basic and diluted	$(0.12)	$(0.03)	$(0.27)	$(0.09)

In periods with a reported ne
t
 loss, the effects of anti-dilutive stock options, unvested common stock (including unvested restricted common stock) and warrants are excluded and diluted loss per share is equal to basic loss per share. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock options outstanding	24,844,683	16,775,118	24,765,944	16,149,250
Warrants to purchase common stock	8,301,202	8,301,202	8,301,202	8,301,202
Public and private warrants	125,000	—	42,125	—
Unvested founders’ shares	8,152	—	2,747	—
Unvested common stock	1,627,627	68,018	1,329,755	996,441

Total	34,906,664	25,144,338	34,441,773	25,446,893

Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13,
Financial Instruments—Credit Losses
, along with various updates and improvements. The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted. Based on the composition of the Company’s trade receivables and other financial assets, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15,
Intangibles—Goodwill and
Other—Internal-Use Software (Subtopic

350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
. ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. The guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the potential impact of this standard on its financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt,
Debt with Conversion and Other Options (Subtopic

470-20)
and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic

815-40)

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
.
The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the financial statements.
3. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is composed of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment and acquired computer software	$662	$364
Machinery, equipment, furniture, and fixtures	3,963	2,974
Leasehold improvements	818	736
Quantum computing systems	13,998	9,617

Gross p roperty and e quipment	19,441	13,691
Less: accumulated depreciation	(2,712)	(1,703)

Property and e quipment , net	$16,729	$11,988

Depreciation expense for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.3 million, respective. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1.0 million and $0.8 million, respectively.
4. FAIR VALUE MEASUREMENT
The Company follows the guidance in ASC Topic 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period. The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2021:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$587,294	$—	$—	$587,294

Liabilities :
Public w arrants	25,938	—	—	25,938
Private p lacement w arrants	—	—	24,412	24,412
Total liabilities	$25,938	$—	$24,412	$50,350

	Fair Value Measured as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$36,120	$—	$—	$36,120

The Company’s warrant liabilities include both the
p
ublic
w
arrants and
p
rivate
p
lacement
w
arrants (see Note 10). Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. As the warrants were assumed on September 30, 2021, there were no transfers between levels during the period. As of September 30, 2021, the
p
ublic
w
arrants were publicly
traded at $3.46 per warrant.
The estimated fair value of the
p
rivate
p
lacement
w
arrants is determined using Level 3 inputs. As of September 30, 2021, management determined the fair value of the
p
rivate
p
lacement
w
arrants using observable inputs in the Black-Scholes valuation model. Inherent in the valuation are assumptions related to expected stock-price volatility, expected term
, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurement inputs for the
p
rivate
p
lacement
w
arrants as of September 30, 2021.

September 30, 2021
Exercise Price	$11.50
Stock Price	$10.40
Volatility	74.8%
Term	5.00
Risk-free rate	0.98%
Dividend yield	—%
The Company did not have any Level 3 assets or liabilities as of December 31, 2020.
5. AGREEMENTS WITH UMD AND DUKE
Exclusive License Agreement
The Company entered into an exclusive license agreement (“License Agreement”) in July 2016 with the University of Maryland (“UMD”) and Duke University (“Duke”). The License Agreement grants to the Company an exclusive, perpetual license (“Initial Patents”) to certain patents, know-how
and other intellectual property utilized in
trapped-ion
quantum computing systems. The license granted to the Company is exclusive for all patents (and non-exclusive
for other types of intellectual property), subject to certain governmental rights and retained rights by UMD and Duke and other non-profit
institutions to use and practice the Licensed Patents (as defined below) and technology for internal research and other non-profit
purposes.
On February 1, 2021, the Company and UMD executed two amendments to the License Agreement granting exclusive rights to license additional intellectual property in exchange for a total of 257,198 common shares after giving effect to the recapitalization. The shares had not been issued at the time the amendments were executed. Management evaluated the amendments and concluded that the arrangements qualify as equity-classified instruments and recorded an intangible asset and additional paid in capital based on the fair value of the shares at the date the amendments were executed of $1.6 million. The shares for each executed amendment were issued during the nine months ended September 30, 2021.
Exclusive Option Agreements
The Company also entered into an exclusive option agreement (“Option Agreement”) with each of UMD and Duke in 2016 whereby on the anniversary of the effective date of the License Agreement for a period of 5 years, the Company has the right to exclusively license additional intellectual property developed by UMD and Duke (the “Additional Patents” and together with the Initial Patents, the “Licensed Patents”) by exercising an annual option and issuing common shares each to Duke and UMD in consideration for the Additional Patents. The amount to be issued to UMD and Duke pursuant to the option over the 5-year term
is equal to an aggregate of 642,995 common shares to each university after giving effect to the recapitalization. The Company may elect not to exercise the option if there was not a minimum number of intellectual property developed in a given year and then the Option Agreement would extend another year. As of December 31, 2020, the Company and Duke amended the Duke Option Agreement providing the remaining shares of common stock in consideration for research and development services through July 15, 2026.

The Company recognized $0.1 million and $0.4 million of research and development expense related to the agreement with Duke during the three and nine months ended September 30, 2021, respectively. The agreements were not executed as of September 30, 2020 and therefore no research and development expense was recognized for the three and nine months ended September 30, 2020.
On February 4, 2021, the Company and UMD amended the UMD Option Agreement to provide for the issuance of the remaining 128,599 shares of common stock after giving effect to the recapitalization to UMD as a nonrefundable upfront payment in exchange for research and development services by UMD and rights to any potential future intellectual property developed through July 2021. The fair value of the shares to be issued to UMD at the date the amendment was executed was $0.8 million. The shares were issued to UMD during the nine months ended September 30, 2021. The Company recognized $0.1 million and $0.8 million of research and development expense associated with the UMD Option Agreement amendment for the three and nine months ended September 30, 2021, respectively. The UMD Option Agreement was not executed as of September 30, 2020 and therefore no research and development expense was recognized for the three and nine months ended September 30, 2020.
Additionally, under the terms of the License Agreement and Option Agreement, UMD was provided an exit guarantee if a sale or liquidation of the Company would occur that provides for the following:

•	acceleration of the issuance of common stock as if exercised through the License Agreement,

•
additional consideration equal to the consideration which a holder of one-half
of one percent (0.5%) of the common stock of the Company, on a fully diluted basis, would have received in the sale to the extent it exceeds the amount UMD shall be entitled to as a result of ownership at the time of sale.

The exit guarantee was not modified as a result of the amendment to the Option Agreement.
 The Business Combination did not trigger this provision as the UMD Option Agreement terminated in July 2021.
6. COMMITMENTS AND CONTINGENCIES
Warranties and Indemnification
The Company’s commercial services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s documentation under normal use and circumstances.
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe third-party intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.
Litigation
On January 12, 2021, dMY Technology Group, Inc. II, dMY Sponsor II, LLC, dMY, and dMY Sponsor III, LLC (“Sponsor”) accepted service of a lawsuit where they were named as counterclaim defendants in an underlying action by and between GTY Technology Holdings, Inc. (“GTY”), dMY Technology Holdings Inc., dMY Sponsor, LLC, dMY Sponsor II, LLC, dMY Technology Group Inc. II, dMY and Sponsor (collectively “dMY Defendants”) and Carter Glatt (“Glatt”) and Captains Neck Holdings LLC (“Captains Neck”), an entity of which Mr. Glatt is a member. The underlying lawsuit, filed by dMY Technology Group, Inc. and dMY Sponsor, LLC, seeks a declaratory judgment that Glatt and Captains Neck are not entitled to membership units of dMY Sponsor LLC, which was formed by Harry L. You, the co-founder and former President and Chief Financial Officer of GTY when Glatt was still working at GTY. The underlying lawsuit contains claims arising from Glatt’s termination of employment from GTY, including theft and misappropriation of confidential GTY information, breach of contract, breach of the duties of loyalty and fiduciary duty and conversion. Glatt responded to the underlying lawsuit by adding members of the Sponsor and officers of dMY as additional counterclaim defendants (collectively with the dMY Defendants Glatt and Captains neck, the “Counterclaim Defendants”) and adding Dune Acquisition Holdings LLC, a newly formed special purpose acquisition company, as a counterclaimant and asserting claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, tortious interference with business relations, quantum meruit and unjust enrichment. dMY, and now the Company, has never employed Glatt and has no business agreements with him. The Counterclaim Defendants have denied the claims against them and have filed a motion to dismiss the suit.
7. INCOME TAX
The Company had no provision for income taxes in any period presented. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of
September 30, 2021 and December 31, 2020. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

8. WARRANT TRANSACTION AGREEMENT
In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer, warrants to acquire shares of Legacy IonQ Series
B-1
preferred stock (the “Warrant Shares”), subject to certain vesting events. Upon closing of the Business Combination, these warrants exercisable for Legacy
IonQ Series B-1 preferred stock
were assumed by the Company and converted into a warrant to purchase a number of shares of common stock equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Legacy IonQ common stock issuable upon conversion of a share of Legacy
IonQ Series B-1 preferred stock
and (b) the Exchange Ratio (as defined in the Super
8-K
filed with the SEC on October 4, 2021), at an exercise price per share (rounded up to the nearest whole cent) equal to (i) the exercise price per share of such Legacy IonQ Warrant Shares divided by (ii) the Exchange Ratio. Except as specifically provided in the merger agreement, the Warrant Shares will have the same terms and be subject to the same conditions (including applicable vesting conditions) as set forth in the Legacy IonQ warrant agreement. As of September 30, 2021, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company.
As the Warrant Shares were issued in connection with an existing commercial agreement with a customer, the value of the Warrant Shares were determined to be consideration payable to the customer and consequently are treated as a reduction to revenue recognized under the corresponding revenue arrangement. As a result, $0.1 million and $0.02 million of warrant amortization was recognized against revenue in the three months ended September 30, 2021 and September 30, 2020, respectively, and $0.2 million and $0.02 million of warrant amortization was recognized against revenue in the nine months ended September 30, 2021 and September 30, 2020, respectively.
Under the terms of the warrant agreement, 6.5% of the Warrant Shares will vest and be immediately exercisable on the date of the public announcement of the availability of the Company’s hardware on the cloud provider’s platform. The Warrant Shares have an exercise price of $1.38 per share and are exercisable through November 2029.
The fair value of the Warrant Shares at the date of issuance was determined to be $8.7 million. As of September 30, 2021, Warrant Shares with a fair value of $0.6 million were vested. The fair value of the unamortized warrants as of September 30, 2021 is $0.3 million and is recorded within other noncurrent assets and will be amortized over time as the related customer revenue is earned.
9. STOCKHOLDERS’ EQUITY
Our amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. No preferred stock has been issued as of September 30, 2021.
Common Stock
The terms, rights, preference, and privileges of the common stock are as follows:
Voting Rights
Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, each holder of common stock possess all voting power for the election of our directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. The Company’s certificate of incorporation and bylaws do not provide for cumulative voting rights.
Dividends
Subject to preferences that may be applicable to any then outstanding preferred stock, the holders of common stock may be entitled to receive dividends out of legally available funds if the board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the board of directors may determine. We do not anticipate paying any cash dividends in the foreseeable future.

Liquidation
In the event of our voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up, the
holders of common stock will be entitled to receive an equal amount per share of all of our assets of whatever kind available for distribution to stockholders, after the rights of the holders of the preferred stock, if any, have been satisfied.
Rights and Preference
Holders of the Company’s common stock have no preemptive or other subscription rights, and there are no sinking fund or redemption provisions applicable to the common stock. The rights, preferences, and privileges of the holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that are or may be issued. Currently no preferred stock has been issued as of September 30, 2021.
Preferred Stock
Under our amended and restated certificate of incorporation, our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. Any issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock have been issued as of September 30, 2021.
10. WARRANT LIABILITIES
As of September 30, 2021, there were 11,500,000
w
arrants to purchase common stock outstanding, consisting of 7,500,000
p
ublic
w
arrants and 4,000,000
p
rivate
p
lacement
w
arrants. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.
Public
w
arrants
The
p
ublic
w
arrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering of dMY; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the
p
ublic
w
arrants and a current prospectus relating to them is available (or the Company permits holders to exercise their
p
ublic
w
arrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
Redemption of warrants when the price per share of common stock equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the closing price of common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants for when the price per share of common stock equals or exceeds $10.00
:
Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the fair market value (as defined within the warrant agreement) of the common stock except as otherwise described within the warrant agreement
; and upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the closing price of common stock equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders.

Private
p
lacement
w
arrants
The private placement warrants are identical to the public warrants, except that the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants will not be transferable, assignable, or salable until
 30
days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable
so long as they are held by dMY Sponsor III, LLC or its permitted transferees. Otherwise, the private placement warrants have terms and provisions that are identical to those of the public warrants, including as to exercise price, exercisability and exercise period. If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants.
1
1
. SHARE BASED COMPENSATION
The Company has a 2015 Equity Incentive Plan (the “2015 Plan”) which provides for the grant of share-based compensation in the form of awards of options, stock appreciation rights, restricted stock awards and restricted stock units, to certain officers, directors, employees, consultants, and advisors to purchase shares of the Company’s common stock. Upon the Closing of the Business Combination, outstanding Legacy IonQ stock options under the 2015 Plan were assumed by the Company. Each Legacy IonQ stock option issued and outstanding immediately prior to the Business Combination was converted into an option to purchase shares of common stock of the Company equal to the product of (a) the number of shares of Legacy IonQ common stock subject to such Legacy IonQ stock option agreement immediately prior to the Business Combination and (b) the exchange ratio at an exercise price equal to the (i) the exercise price per share of such Legacy IonQ stock option divided by (ii) the exchange ratio. Such stock options will continue to be governed by the terms of the 2015 Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire by their terms. No further awards will be made pursuant to the 2015 Plan. For awards granted under the 2015 Plan, vesting generally occurs over four to five years from the date of grant and all options granted have a contractual term of 10 years. Vested options held at the date of an employee’s termination may be exercised within three months. The Company records forfeitures as they occur.
In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the stockholders approved the 2021 Plan in September 2021. The 2021 Plan became effective immediately upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors, and consultants. Initially, a maximum of
 26,235,000
shares of common stock may be issued under the 2021. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase.
 No
shares or awards were granted under the 2021 Plan as of September 30, 2021.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
Expected Volatility
—As the Company was

privately held at the date of grant and there was no public market for its common stock prior to closing of the Business Combination, the expected volatility is based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data.
Expected Term
— The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding.
The Company has estimated the expected term of its employee awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC, for calculating expected term as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term. Certain of the Company’s options began vesting prior to the grant date, in which case the Company uses the remaining vesting term at the grant date in the expected term calculation.
Risk-Free Interest Rate
— The Company estimates its risk-free interest rate by using the yield on actively traded non-inflation-indexed
U.S. treasury securities with contract maturities equal to the expected term.
Dividend Yield
— The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
Fair Value of Underlying Common Stock
— Because the Company’s common stock was not yet publicly traded on the date of grant, the Company estimated the fair value of common stock prior to the closing of the Business Combination. The
b
oard of
d
irectors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered include, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of Legacy IonQ’s previously
c
onvertible
r
edeemable
p
referred
s
tock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.
The assumptions used to estimate the fair value of stock options granted during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk- Free Interest Rate	—%	0.36%	0.96%	1.18%
Expected Term (in years)	—	6.37	6.26	6.20
Expected Volatility	—%	73.07%	77.04%	71.11%
Dividend Yield	—%	—%	—%	—%

A summary of the stock option activity is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	13,933,956	$0.13	8.80	5.00
Granted	3,620,559	$0.46
Exercised	(235,887)	$0.13
Cancelled/ Forfeited	(219,410)	$0.13

Outstanding as of September 30, 2020	17,099,218	$0.20	8.36	7.85

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	21,863,368	$0.34	8.67	44.80
Granted	6,492,540	$2.39
Exercised	(3,308,594)	$1.64
Cancelled/ Forfeited	(1,212,609)	$1.91

Outstanding as of September 30, 2021	23,834,705	$0.64	8.15	227.89

Exercisable as of September 30, 2021	7,476,990	$0.25	7.43	74.37

Exercisable and expected to vest at September 30, 2021	23,834,705	$0.64	8.15	227.89

The total intrinsic value of options exercised was $28.3 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. The weighted-average grant date fair value per share for the stock options granted during the nine months ended September 30, 2021 and 2020 was $5.83 and $0.35, respectively. The aggregate grant-date fair value of options vested during the nine months ended September 30, 2021 and 2020 was $5.04 million and $0.51 million, respectively. As of September 30, 2021, the total unrecognized compensation cost related to unvested stock option awards was $33.79 million, which the Company expects to recognize over a weighted-average period of approximately 2.11 years.
Total stock-based compensation expense for both stock option awards and unvested restricted shares which is included in the condensed consolidated financial statements as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$15	$—	$46	$—
Research and development	1,181	76	2,351	349
Sales and marketing	22	—	47	—
General and administrative	837	105	3,485	332

Stock-based compensation, net of amounts capitalized	2,055	181	5,929	681
Capitalized stock-based compensation – Intangibles and fixed assets	66	70	199	101

Total stock-based compensation	$2,121	$251	$6,128	$782

1
2
. RELATED PARTY TRANSACTIONS
Transactions with UMD and Duke
As described in Note
5
–
Agreements with UMD and Duke
, the Company entered into a License Agreement and Option Agreement with UMD and Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the Amendments to the Duke and UMD Option Agreements, has purchased research and development services. The Company considers these agreements to be related party transactions because during 2021 and 2020, the Company’s
Co-
F
ounder
and Chief Technology Officer served as a professor at Duke and the Company’s
Co-
F
ounder
and Chief Scientist served as a professor at UMD. During the nine months ended September 30, 2021, the Company’s Chief Scientist moved to Duke and each, in their role as professors at Duke, are leading the research subject to the License Agreement and Option Agreement with Duke as of September 30, 2021.
In addition, the Company entered into an amendment to its operating lease for office space with UMD. The lease was amended with UMD in March 2020 to extend the terms of the agreement for the existing premise and lease additional expansion premise and was amended in December 2020 to provide additional rent adjustments. Refer to Note 12 of the audited financial statements for the year ended December 31, 2020

for additional information regarding the Company’s leases.
In September 2021, the Company entered into a multiyear deal with
UMD
 to provide certain quantum computing services and facility access related to the National Quantum Lab at
UMD
in exchange for payments totaling $14 million.
The Company’s results from transactions with UMD and Duke, as reflected in the Condensed Consolidated Statements of Operations and Comprehensive Loss are detailed below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	164	—	164	—
Cost of revenue	34	—	34	—
Research and development	313	7	1,649	117
Sales and marketing	8	—	8	—
General and administrative	59	55	189	71
The Company has the following balances related to transactions with UMD and Duke, as reflected in the Consolidated Balance Sheets (in thousands):

	September 30, 2021	December 31, 2020
Assets
Accounts receivable	4,000	—
Prepaid expenses and other current assets	520	1,013
Operating lease right-of-use asset	4,098	4,296
Other noncurrent assets	1,975	2,365
Liabilities
Accounts payable	15	5
Current operating lease liabilities	564	495
Unearned r evenue	3,836	—
Non-current operating lease liabilities	3,681	3,776

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form
10-Q
contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language are intended to identify forward-looking statements.
It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and exchange Commission (the “SEC”). The impact of
COVID-19
may also exacerbate these risks, any of which could have a material effect on us. All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form
10-Q,
and our audited consolidated financial statements and related notes for the year ended December 31, 2020 included in our final proxy statement/prospectus filed with the SEC on August 12, 2021. Unless the context otherwise requires, the terms “IonQ,” “Legacy IonQ” “we,” “us,” “our” and similar terms refer to IonQ Quantum, Inc. prior to the consummation of the Business Combination and IonQ, Inc. and its wholly owned subsidiary, IonQ Quantum, Inc., after the consummation of the Business Combination. References to “dMY” refer to the predecessor company prior to the consummation of the Business Combination.
Overview
We are developing quantum computers designed to solve the world’s most complex problems, and transform business, society, and the planet for the better. We believe that our proprietary technology, our architecture, and the technology exclusively available to us through license agreements will offer us advantages both in terms of research and development, as well as the commercial value of our intended product offerings. We sell access to a quantum computer with 11 qubits, and we are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available via three major cloud platforms, Amazon Web Services’ (AWS) Amazon Bracket, Microsoft’s Azure Quantum, and Google’s Cloud Marketplace, and to select customers via our own cloud service.
We are still in the early stages of generating revenue with our
11-qubit
quantum computer. We have incurred significant operating losses since our inception. Our net losses were $32.1 million for the nine months ended September 30, 2021, and we expect to continue to incur significant losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $71.7 million. We expect to continue to incur losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve increasingly higher number of stable qubits and higher levels of fidelity than that which presently exists—prerequisites for quantum computing to reach broad quantum advantage.
The Merger Agreement and Public Company Costs
On March 7, 2021, Legacy IonQ, dMY and Ion Trap Acquisition Inc. (the “Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, at the closing, the Merger Sub was merged with and into Legacy IonQ, with Legacy IonQ continuing as the surviving corporation following the merger, being a wholly owned subsidiary of dMY and the separate corporate existence of the Merger Sub ceased. Commensurate with the Business Combination, dMY changed its name to IonQ, Inc. and Legacy IonQ changed its name to IonQ Quantum, Inc. IonQ became the successor registrant with the SEC, meaning that Legacy IonQ’s financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC.

While the legal acquirer in the Merger Agreement is dMY, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“U.S. GAAP”), Legacy IonQ is the accounting acquirer and the merger is accounted for as a “reverse recapitalization” (i.e., a capital transaction involving the issuance of stock by dMY for the stock of Legacy IonQ). A reverse recapitalization does not result in a new basis of accounting, and the financial statements of the Company represent the continuation of the financial statements of Legacy IonQ in many respects. Under this method of accounting, dMY is treated as the “acquired” company for financial reporting purposes.
Upon the closing of the merger and the concurrent private placement of 34,500,000 shares of common stock (the “PIPE”), the most significant change in our financial position and results of operations was an increase in cash (as compared to our balance sheet as of June 30, 2021) of approximately $560 million, which included $345 million in gross proceeds from the PIPE.
As a result of the merger, Legacy IonQ is the successor to an SEC registrant and is listed on the NYSE, which will require IonQ to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit and legal fees.
Third Quarter Business Highlights

•	Industry benchmarking by the Quantum Economic Development Consortium, a third-party industry group, demonstrated the superior power of IonQ hardware compared to key competitors.

•
First team globally to show fault-tolerant error correction in practice in a peer-reviewed paper published in
Nature
, alongside researchers from Duke University, the University of Maryland and the Georgia Institute of Technology.

•	Debuted the industry’s first Reconfigurable Multicore Quantum Architecture, creating a path to scale quantum computers with potentially hundreds of qubits on one chip.

•
A partnership with The University of Maryland to create the National Quantum Lab at Maryland (Q-Lab), the nation’s first user facility that enables hands-on access to a commercial-grade quantum computer.

•	Announced partnerships and collaborations with leading organizations such as Accenture, Goldman Sachs, Fidelity Center for Applied Research and GE Research.

•
Continued our hiring of world-class talent with key positions filled by Tom Jones as Chief People Officer (Blue Origin, Microsoft, Honeywell), Ariel Braunstein as Senior Vice President of Product Management (Google, Lytro, Cisco), and Dean Kassmann as Vice President of Research and Development (Blue Origin, Amazon).

Impact of
COVID-19
on Our Business
In March 2020, the
COVID-19
outbreak was declared a pandemic by the World Health Organization. There are many uncertainties regarding the ongoing pandemic, and we are closely monitoring its impact on all aspects of our business, including how it impacts our employees, suppliers, vendors, and business partners. The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home
or
shelter-in-place
orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of suppliers and business partners. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may continue to remain in place for a significant period of time and could adversely affect our development plans, sales and marketing activities, and business operations.
The evolution of the virus is unpredictable at this point and any resurgence may slow down our ability to develop our quantum computing program. The ongoing
COVID-19
pandemic could limit the ability of suppliers and business partners to perform, including third-party suppliers’ ability to provide components and materials. We may also experience an increase in the cost of raw materials. The full impact of the
COVID-19
pandemic continues to evolve. As such, the full magnitude of the pandemic’s effect on our financial condition, liquidity and future results of operations is uncertain. Management continues to actively monitor our financial condition, liquidity, operations, suppliers, industry, and workforce.
Key Components of Results of Operations
Revenue
We have generated limited revenues since our inception. We derive revenue from providing access to QCaaS and professional services related to co-developing algorithms
on our quantum computing systems. In arrangements with the cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users. We have determined that our QCaaS contracts represent a combined, stand-ready performance obligation to provide access to our quantum computing systems and revenue is recognized based on our customers’ usage. For contracts with a fixed transaction price to provide stand-ready QCaaS access, the fixed fee is recognized as QCaaS subscription-based revenues on a straight-line basis over the access period.

Operating Costs and Expenses
Cost of revenue
Cost of revenue primarily consists of expenses related to delivering our services, including personnel-related expenses, allocated facility and other costs for customer facing functions, and costs associated with maintaining the cloud on which the QCaaS resides beginning in the period that QCaaS revenue generating activities began. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems and related software.
Research and development
Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility and other costs for IonQ’s research and development functions. Unlike a standard computer, design and development efforts continue throughout the useful life of our quantum computing systems to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs related to quantum computing systems constructed for research purposes that are not probable of providing future economic benefit and have no alternate future use as well as costs associated with third-party research and development arrangements.
Sales and marketing
Sales and marketing expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, costs for direct advertising, marketing and promotional expenditures and allocated facility and other costs for our sales and marketing functions. We expect to continue to make the necessary sales and marketing investments to enable us to increase our market penetration and expand our customer base.
General and administrative
General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility and other costs for our corporate, executive, finance, and other administrative functions. General and administrative expenses also include expenses for outside professional services, including legal, auditing and accounting services, recruitment expenses, travel expenses and certain non-income taxes,
insurance, and other administrative expenses.
We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue over time.
Depreciation and Amortization
Depreciation and amortization expense results from depreciation and amortization of our property and equipment and intangible assets that is recognized over their estimated lives.
Offering costs associated with warrants
Offering costs associated with warrants consist of transaction costs that have been allocated to the public and private warrants and were expensed upon consummation of the Business Combination on September 30, 2021 based on the relative fair value of the equity issued and the liability-classified warrants.
Other income
Other income consists of income earned on our money market funds included in cash and cash equivalents.

Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Revenue	$233	$—	$451	$—
Costs and expenses:
Cost of revenue (excluding depreciation and amortization) (1)	234	57	742	57
Research and development (1)	6,180	2,339	15,311	7,643
Sales and marketing (1)	1,286	81	2,384	263
General and administrative (1)	2,461	727	8,321	1,840
Depreciation and amortization	596	372	1,543	995

Total operating costs and expenses	10,757	3,576	28,301	10,798

Loss from operations	(10,524)	(3,576)	(27,850)	(10,798)
Offering costs associated with warrants	(4,259)	—	(4,259)	—
Other income	2	11	7	305

Loss before benefit for income taxes	(14,781)	(3,565)	(32,102)	(10,493)
Benefit for income taxes	—	—	—	—

Net loss	$(14,781)	$(3,565)	$(32,102)	$(10,493)

(1)	Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$15	$—	$46	$—
Research and development	1,181	76	2,351	349
Sales and marketing	22	—	47	—
General and administrative	837	105	3,485	332

Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Revenue	$233	$—	$233	100%
Revenue increased by $0.2 million, or 100%, to $0.2 million for the three months ended September 30, 2021 from zero for the three months ended September 30, 2020. The increase was primarily driven by three new revenue contracts under which we provided services during the three months ended September 30, 2021.
Cost of revenue

	Three Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$234	$57	$177	311%
Cost of revenue increased by $0.2 million, or 311%, to $0.2 million for the three months ended September 30, 2021 from $0.1 million for the three months ended September 30, 2020. The increase was driven by the increase in costs to service active contracts for the three months ended September 30, 2021.
Research and development

	Three Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Research and development	$6,180	$2,339	$3,841	164%
Research and development expenses increased by $3.8 million, or 164%, to $6.2 million for the three months ended September 30, 2021 from $2.3 million for the three months ended September 30, 2020. The increase was primarily driven by a $2.1 million increase in payroll-related expenses, including stock-based compensation of $1.1 million, as a result of increased headcount, $0.5 million increase in materials, supplies and equipment costs, $0.3 million increase in amortization of the Duke and UMD arrangements, and $0.7 million increase in miscellaneous other research and development expenses.
Sales and marketing

	Three Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Sales and marketing	$1,286	$81	$1,205	1488%
Sales and marketing expenses increased by $1.2 million, or 1488%, to $1.3 million for the three months ended September 30, 2021 from $0.1 million for the three months ended September 30, 2020. The increase was primarily due to increased costs to promote our cloud service offerings and other marketing initiatives of approximately $0.7 million and an increase of $0.4 million of payroll-related expenses as a result of increased headcount.

General and administrative

	Three Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
General and administrative	$2,461	$727	$1,734	239%
General and administrative expenses increased by $1.7 million, or 239%, to $2.5 million for the three months ended September 30, 2021 from $0.7 million for the three months ended September 30, 2020. The increase was primarily driven by an increase of $1.4 million in payroll-related expenses, including an increase in stock-based compensation of $0.7 million, due to increased headcount to support the growth of our business, and an increase of $0.2 million in legal fees.
Depreciation and amortization

	Three Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Depreciation and amortization	$596	$372	$224	60%
Depreciation and amortization expenses increased by $0.2 million, or 60%, to $0.6 million for the three months ended September 30, 2021 from $0.4 million for the three months ended September 30, 2020. The increase was primarily driven by an increase of $0.1 million due to amortization of capitalized internally developed software and an increase of $0.1 million in depreciation expense associated with capitalized quantum computing system costs.
Offering costs associated with warrants

	Three Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Offering costs associated with warrants	$4,259	$—	$4,259	100%
In connection with the Business Combination, $4.3 million of transaction costs were allocated and expensed related to the liability-classified public and private warrants.

Other income

	Three Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Other income	$2	$11	$(9)	(82)%
Other income was consistent for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Revenue	$451	$—	$451	100%
Revenue increased by $0.5 million, or 100%, to $0.5 million for the nine months ended September 30, 2021 from zero for the nine months ended September 30, 2020. The increase was primarily driven by four new revenue contracts under which we provided services during the nine months ended September 30, 2021.
Cost of revenue

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$742	$57	$685	1202%
Cost of revenue increased by $0.7 million, or 1202%, to $0.7 million for the nine months ended September 30, 2021 from $0.1 million for the nine months ended September 30, 2020. The increase was driven by the increase in costs to service active contracts for the nine months ended September 30, 2021.
Research and development

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Research and development	$15,311	$7,643	$7,668	100%
Research and development expense increased by $7.7 million, or 100%, to $15.3 million for the nine months ended September 30, 2021 from $7.6 million for the nine months ended September 30, 2020. The increase was primarily driven by a $3.8 million increase in payroll-related expenses, including stock-based compensation of $2.0 million, as a result of increased headcount, $1.2 million increase due to amortization of the Duke and UMD arrangements, $0.5 million increase in materials, supplies and equipment costs, and $1.5 million increase in miscellaneous other research and development expenses.

Sales and marketing

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Sales and marketing	$2,384	$263	$2,121	806%
Sales and marketing expense increased by $2.1 million, or 806%, to $2.4 million for the nine months ended September 30, 2021 from $0.3 million for the nine months ended September 30, 2020. The increase was primarily due to increased costs to promote our cloud service offerings and other marketing initiatives of approximately $1.1 million and an increase of $0.6 million of payroll-related expenses as a result of increased headcount.
General and administrative

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
General and administrative	$8,321	$1,840	$6,481	352%
General and administrative expenses increased by $6.5 million, or 352%, to $8.3 million for the nine months ended September 30, 2021 from $1.8 million for the nine months ended September 30, 2020. The increase was primarily driven by an increase of $4.7 million in payroll-related expenses including an increase in stock-based compensation of $3.2 million, due to increased headcount to support the growth of our business, an increase of $0.9 million in auditing and accounting fees, an increase of $0.8 million in legal fees, and an increase of $0.6 million in rent and utilities costs due to expansion of headquarters office space in the fourth quarter of 2020. These increases are offset by decreases in other general and administrative miscellaneous expenses.
Depreciation and amortization

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Depreciation and amortization	$1,543	$995	$548	55%
Depreciation and amortization expenses increased by $0.5 million, or 55%, to $1.5 million for the nine months ended September 30, 2021 from $1.0 million for the nine months ended September 30, 2020. The increase was primarily driven by an increase of $0.3 million due to amortization of capitalized internally developed software and an increase of $0.1 million in depreciation expense associated with capitalized quantum computing system costs.
Offering costs associated with warrants

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Offering costs associated with warrants	$4,259	$—	$4,259	100%
In connection with the Business Combination, $4.3 million of transaction costs were allocated and expensed related to the liability-classified public and private warrants.

Other income

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020

	(in thousands)
Other income	$7	$305	$(298)	(98)%
Other income decreased by $0.3 million, or 98%, to zero for the nine months ended September 30, 2021 from $0.3 million for the nine months ended September 30, 2020. The decrease was due to a $0.2 million decrease in short-term dividend income.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $587.3 million. We believe that our cash and cash equivalents as of September 30, 2021 will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We expect our principal sources of liquidity will continue to be our cash and cash equivalents and any additional capital we may obtain through additional equity or debt financings. Our future capital requirements will depend on many factors, including investments in growth and technology. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies which may require us to seek additional equity or debt financing.
Our primary uses of cash are to fund our operations as we continue to grow our business. We will require a significant amount of cash for expenditures as we invest in ongoing research and development and commercialize our product. Until such time as we can generate significant revenue from sales of our QCaaS, if ever, we expect to finance our operations through cash and cash equivalents as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our quantum computing technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “
Risk Factors
.”
Cash flows
The following table summarizes our cash flows for the period indicated:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(21,851)	$(8,322)
Net cash used in investing activities	$(6,914)	$(9,091)
Net cash provided by financing activities	$579,939	$29
Cash flows from operating activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development, sales and marketing, and general and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities during the nine months ended September 30, 2021 was $21.9 million, primarily resulting from a net loss of $32.1 million, adjusted for non-cash charges of $5.9 million in stock-based compensation, $4.3 million in offering costs associated with warrants, $1.2 million in costs associated with research and development arrangements, and $1.5 million in depreciation and amortization. The increase in net cash used in operations from the comparable prior year period was primarily related to our increased research and development activities and associated hiring of personnel to support the growth of our business, partially offset by an increase in accrued expenses primarily driven by legal fees related to the Business Combination and an increase in unearned revenue.

Net cash used in operating activities during the nine months ended September 30, 2020 was $8.3 million, primarily resulting from a net loss of $10.5 million, adjusted for non-cash charges
of $1.0 million in depreciation and amortization and $0.7 million in stock based compensation.
Cash flows from investing activities
Net cash used in investing activities during the nine months ended September 30, 2021 was $6.9 million, primarily resulting from additions of $5.3 million to property and equipment related to the development of our quantum computing systems, $1.2 million of capitalized internal software development costs, and $0.4 million of intangible assets related to patents.
Net cash used in investing activities during the nine months ended September 30, 2020 was $9.1 million, primarily resulting from additions of $8.0 million to property and equipment related to the development of our quantum computing systems, $0.8 million of capitalized internal software development costs, and $0.3 million of intangible assets related to patents.
Cash flows from financing activities
Net cash provided by financing activities during the nine months ended September 30, 2021 was $579.9 million primarily reflecting proceeds received from the Business Combination and the PIPE investment as well as cash received from the early exercise of stock options.
Net cash provided by financing activities during the nine months ended September 30, 2020 was $0.03 million reflecting proceeds from stock options exercised.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2020 and September 30, 2021, and the years in which these obligations are due:

As of December 31, 2020	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	( in thousands )
Contractual Obligations:
Operating lease obligation (1)	$7,544	$561	$1,315	$1,522	$4,146

Total	$7,544	$561	$1,315	$1,522	$4,146

As of September 30, 2021	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

	( in thousands )
Contractual Obligations:
Operating lease obligation (1)	$7,140	$639	$1,394	$1,556	$3,551

Total	$7,140	$639	$1,394	$1,556	$3,551

(1)	Includes future minimum payments for an operating lease of corporate office facilities.

Off-Balance Sheet
Arrangements
We did not
have off-balance sheet
arrangements during the periods presented, and do not currently have, any off-balance sheet
financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet
arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Significant Management Estimates
Our consolidated financial statements included with our final proxy statement/prospectus filed with the SEC on August 12, 2021 have been prepared in accordance with U.S. GAAP.
Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
While our significant accounting policies are described in the notes to our financial statements included in the registration statement filed with our final proxy statement/prospectus filed with the SEC on August 12, 2021, we believe the following critical accounting policies are most important to understanding and evaluating our reported financial results.
Business Combination
While the legal acquirer in the Merger Agreement is dMY, for financial accounting and reporting purposes under accounting principles generally accepted in the United States of America (“U.S. GAAP”), Legacy IonQ is the accounting acquirer and the merger is accounted for as a “reverse recapitalization” (i.e., a capital transaction involving the issuance of stock by dMY for the stock of Legacy IonQ).
For accounting purposes, the Business Combination was treated as the equivalent of Legacy IonQ issuing stock for the net assets of dMY, accompanied by a recapitalization. The net assets of dMY are stated at historical cost, and no goodwill or other intangible assets were recorded. Because Legacy IonQ was deemed the accounting acquirer in the Business Combination, the historical financial statements of Legacy IonQ are the historical financial statements of the Company upon the consummation of the Business Combination.
In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy IonQ’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy IonQ convertible redeemable preferred stock and warrants and Legacy IonQ common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Legacy IonQ’s convertible redeemable preferred stock and warrants previously classified as mezzanine equity were retroactively adjusted, converted into common stock, and reclassified to permanent equity because of the reverse recapitalization.
Capitalized internally developed software
Capitalized internally developed software, which is included in intangible assets, net, consists of costs to purchase and develop internal-use software,
which we use to provide services to our customers. The costs to purchase and develop internal-use software
are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use as part of our service offerings, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years.
Property and equipment, net
Property and equipment, net is stated at cost less accumulated depreciation. Historical cost of fixed assets is the cost as of the date acquired.
Prior to 2019, we built certain quantum computing systems solely for research and development purposes and these quantum computing systems were deemed to have no alternative future use. In 2019, we began to commercialize our quantum computing systems via the offering of QCaaS and quantum computing systems built thereafter were determined to provide a probable future economic benefit. As a result, hardware and labor costs associated with the building of such quantum computing systems were capitalized. Costs to maintain quantum computing systems are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of two years for the quantum computing systems.
Impairment of long-lived assets
Long-lived assets, such as property and equipment, intangible assets and capitalized internally developed software are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset or asset group exceeds its fair value. No impairment loss was recognized for the three and nine months ended September 30, 2021 or 2020.

Revenue recognition
We derive revenue from providing access to our QCaaS and professional services related to co-developing algorithms
on the quantum computing systems. In arrangements with the cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to
the end user.
We apply the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”),
 Revenue from Contracts with Customers
 (“ASC 606”), and all related applicable guidance.
We have determined that our QCaaS contracts represent a combined, stand-ready performance obligation to provide access to our quantum computing systems together with related maintenance and support. The transaction price generally includes a variable fee based on usage of our quantum computing systems and may include a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For contracts with a fixed transaction price to provide stand-ready QCaaS access, the fixed fee is recognized as QCaaS subscription-based revenues on a straight-line basis over the access period. Any variable fees for usage over the contractual minimums are estimated at contract inception and recognized ratably over the access period unless such variable usage fees are probable of reversal in future periods. In those instances, variable usage fees are included in the determination of the transaction consideration once known. For contracts without fixed fees, variable usage fees are billed and recognized during the period of such usage. For the three and nine months ended September 30, 2021, all revenue recognized by us was recognized based on transfer of service over time. There were no revenues recognized at a point in time. No revenue was recognized for the three and nine months ended September 30, 2020.
We may enter into multiple contracts with a single counterparty at or near the same time. We will combine contracts and account for them as a single contract when one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective; (ii) consideration to be paid in one contract depends on the price or performance of the other contract; and (iii) goods or services promised are a single-performance obligation.
In 2019, contemporaneous with a revenue arrangement, we executed an arrangement with the same counterparty for the issuance of a warrant to purchase shares of Legacy IonQ
Series B-1 convertible
redeemable preferred stock. Upon closing of the Business Combination, these warrants exercisable for Legacy
IonQ Series B-1 preferred stock
were assumed by the Company and converted into a warrant to purchase a number of shares of common stock. The warrant was evaluated and considered to represent consideration provided to a customer and as such, the recognition of the warrant expense is recorded as a reduction in revenue as revenue is earned under the contract. The Business Combination did not change this conclusion.
For contractual arrangements where consideration is
paid up-front, the
transfer of the quantum computing services is completed at the discretion of the customer as the customer chooses to use the services starting from the date of contract inception. As such, the up-front payment
of consideration does not represent a significant financing component.
Warrant liabilities
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The warrant liabilities are valued using observable inputs in the Black-Scholes valuation model. Inherent in the valuation are assumptions related to expected stock-price volatility, expected term, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
Customer warrants
Our outstanding warrants to a customer are accounted for
as non-employee share-based
payments and have the same risks and rewards as the corresponding equity share ownership. The warrants are accounted for in accordance with ASC 718,
 Compensation – Stock Compensation
, and are classified within permanent equity consistent with the underlying common shares. The warrants were valued using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model which requires estimates of highly subjective assumptions including the fair value of the underlying stock (Legacy IonQ
Series B-1 preferred
stock prior to the Business Combination), risk-free interest rate, expected term which is based on the contractual life of the warrant shares, expected volatility and the dividend yield. The warrant expense is recorded as a reduction in revenue as revenue is earned under the arrangement with the customer.

Stock-based compensation
We measure and record the expense related to stock-based payment awards based on the fair value of those awards as of the date of grant. We recognize stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period. The straight-line method is used to recognize stock-based compensation over the applicable period. We use the Black-Scholes option-pricing model to determine the fair value of stock awards and the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the fair value of share-based awards, including the fair value of our common stock, the option’s expected term, the price volatility of the underlying common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.
The assumptions are based on the following:

•
Expected Volatility
. Expected volatility is based on the average historical stock price volatility of comparable publicly traded companies in our industry peer group, financial, and market capitalization data.

•	Risk-Free Interest Rate . Risk-free interest rates are based on the implied yields on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term.

•
Dividend Yield
. We used an expected dividend yield of zero. We have never declared or paid any cash dividends on our common stock, and we do not plan to pay cash dividends on our common stock in the foreseeable future.

•
Expected Term
. We have estimated the expected term of our employee awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC, as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate the expected term. Certain of our options began vesting prior to the grant date, in which case we use the remaining vesting term at the grant date in the expected term calculation.

•
Fair Value of Common Stock.
 For grants prior to the Business Combination, given the historical absence of an active market for our common stock, we obtained a valuation from a third-party appraisal firm to assist in our determination of the fair value of common stock as of the grant date. No grants have been issued subsequent to the Business Combination.

•	Forfeitures . We record forfeitures as they occur.
If any assumptions used in the Black-Scholes option-pricing model change significantly, stock option compensation expense for future awards may differ materially compared with the expense for awards granted previously.
Equity valuations
The fair value of our equity instruments has historically been determined based upon information available at the time of grant. Given the absence of a public trading market for our capital stock at the time of grant for awards granted prior to the Business Combination, and in accordance with the American Institute of Certified Public Accountants Practice Aid,
 Valuation of Privately Held Company Equity Securities Issued as Compensation
, our management exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our equity instruments at each grant date.
These factors included:

•	contemporaneous valuations performed at periodic intervals by independent, third-party specialists;

•	our actual operating and financial performance;

•	our current business conditions and projections;

•	our progress on research and development efforts;

•	our stage of development;

•	the prices, preferences, and privileges of shares of our convertible preferred stock relative to shares of common stock;

•	likelihood of achieving a liquidity event for the underlying equity instruments, such as a business combination, given prevailing market conditions;

•	lack of marketability of our common stock; and

•	macroeconomic conditions.
The fair value of each share of common stock underlying stock-based awards after the closing of the Business Combination is based on the closing price of our common stock as reported by the NYSE on the date of grant.
Recently Issued and Adopted Accounting Standards
See Note 2, Summary of Significant Accounting Policies, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on
Form 10-Q
for a discussion of recent accounting pronouncements.
Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents of $587.3 million as of September 30, 2021. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our cash and cash equivalents due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. The effect of a hypothetical 10% change in interest rates would not have a material impact on IonQ’s financial statements.

Concentration of Credit Risk
We deposit our cash with financial institutions, and, at times, such balances may exceed federally insured limits. Management believes the financial institutions that hold our cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.
Emerging Growth Company and Smaller Reporting Company Status
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth
companies, and any such election to not take advantage of the extended transition period is irrevocable. During the extended transition period, it may be difficult or impossible to compare our financial results with the financial results of another public company that complies with public company effective dates for accounting standard updates because of the potential differences in accounting standards used.
We will remain an emerging growth company until the earliest of (i) December 31, 2025, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates
exceeds $700.0 million as of the prior June 30th or (iv) the date on which the Company has issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by nonaffiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures,” as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist as of September 30, 2021.
Material Weakness in Internal Control over Financial Reporting
In connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2019 and 2020, we identified a material weakness in our internal control over financial reporting. A material weakness was identified in our control environment related to our financial statement close process. Specifically,

•
we lack sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP and SEC rules to facilitate accurate and timely financial reporting. The limited personnel also contributed to a lack of clearly established authorities and approvals and insufficient segregation of duties.

•
our financial accounting system has limited functionality and does not facilitate effective information technology general controls relevant to financial reporting. Additionally, elements of our close process are managed and processed outside the accounting system, increasing the risk of error.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
In light of the material weakness identified, we are implementing measures designed to improve our internal control over financial reporting to remediate this material weaknesses, including the following:

•	adding additional qualified accounting personnel, establishing defined policies for approval of transactions and segregating duties among accounting personnel; and

•	upgrading our financial accounting system to one that can support effective information technology general controls as well as the anticipated growth of the business.
These additional resources and policies and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of the Audit Committee and senior management, we continue to take steps and plan to take additional measures to address the underlying causes of the material weakness. While we are undertaking efforts to remediate this material weakness, the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting.
Except as described above under Remediation Plan, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule
13a-15(d)
and
15d-15(d)
of the Exchange Act that occurred during the period covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows. Please refer to Note 6, Commitments and Contingencies – Litigation, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.
Item 1A. Risk Factors.
RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Summary Risk Factors
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These risks include, among others, the following:

•	We are an early-stage company and have a limited operating history, which makes it difficult to forecast our future results of operations.

•	We have a history of operating losses and expects to incur significant expenses and continuing losses for the foreseeable future.

•	We may not be able to scale our business quickly enough to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies.

•	Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

•	Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

•	Our management has limited experience in operating a public company.

•
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.

•
We have not produced a scalable quantum computer and face significant barriers in our attempts to produce quantum computers. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

•
The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

•
Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.

•
Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.

•	We may be unable to reduce the cost per qubit, which may prevent us from pricing our quantum systems competitively.

•
The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.

•	If our computers fail to achieve a broad quantum advantage, our business, financial condition and future prospects may be harmed.

•	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems or with the public cloud and internet infrastructure on which we rely.

•	We may face unknown supply chain issues that could delay the introduction of our product and negatively impact our business and operating results.

•
If we cannot successfully execute on our strategy, including in response to changing customer needs and new technologies and other market requirements, or achieve our objectives in a timely manner, our business, financial condition and results of operations could be harmed.

•	Our products may not achieve market success, but will still require significant costs to develop.

•
We are highly dependent on our co-founders, and our ability to attract and retain senior management and other key employees, such as quantum physicists and other key technical employees, is critical to our success. If we fail to retain talented, highly-qualified senior management, engineers and other key employees or attract them when needed, such failure could negatively impact our business.

•	Our future growth and success depend on our ability to sell effectively to large customers.

•
We may not be able to accurately estimate the future supply and demand for our quantum computers, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

•
Our systems depend on the use of a particular isotope of an atomic element that provides qubits for our ion trap technology. If we are unable to procure these isotopically enriched atomic samples, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.

•	If our quantum computing systems are not compatible with some or all industry-standard software and hardware in the future, our business could be harmed.

•	System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, which may damage our reputation and adversely affect our business.

•
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

•
Our operating and financial results forecast relies in large part upon assumptions and analyses we developed. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

•
Licensing of intellectual property is of critical importance to our business. For example, we license patents (some of which are foundational patents) and other intellectual property from the University of Maryland and Duke University on an exclusive basis. If the license agreement with these universities terminates, or if any of the other agreements under which we acquired or licensed, or will acquire or license, material intellectual property rights is terminated, we could lose the ability to develop and operate our business.

•
Some of our in-licensed intellectual property, including the intellectual property licensed from the University of Maryland and Duke University, has been conceived or developed through government-funded research and thus may be subject to federal regulations providing for certain rights for the U.S. government or imposing certain obligations on us, such as a license to the U.S. government under such intellectual property, “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.

Risks Related to Our Financial Condition and Status as an Early-Stage Company
We are an early-stage company and have a limited operating history, which makes it difficult to forecast our future results of operations.
We were founded in 2015 and first offered our Quantum Computer as a Service (“
QCaaS
”) and professional services related to training on our quantum computing systems in 2020 and 2019, respectively. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of algorithmic qubits. We have only commercialized a quantum computer with 11 algorithmic qubits. As a result, our scalable business model has not been formed and our technical roadmap may not be realized as quickly as hoped, or even at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase until more powerful, scalable computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our QCaaS, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities.
We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and our future growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer. Our success as a business ultimately relies upon fundamental research and development breakthroughs in the coming years and decade. There is no certainty these research and development milestones will be achieved as quickly as hoped, or even at all.
We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.
We incurred net losses of $15.4 million and $32.1 million for the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $71.7 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our quantum computers, which is not expected to occur until 2025, at the earliest, and may occur later, or never. Even with significant production, such production may never become profitable.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our quantum computers; and as we expand our research and development activities; invest in manufacturing capabilities; build up inventories of components for our quantum computers; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations and being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.
We may not be able to scale our business quickly enough to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies.
In order to grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Quantum computing technology has never been sold at large-scale commercial levels. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:

•	effectively manage organizational change;

•	design scalable processes;

•	accelerate and/or refocus research and development activities;

•	expand manufacturing, supply chain and distribution capacity;

•	increase sales and marketing efforts;

•	broaden customer-support and services capabilities;

•	maintain or increase operational efficiencies;

•	scale support operations in a cost-effective manner;

•	implement appropriate operational and financial systems;

•	and maintain effective financial disclosure controls and procedures.
Commercial production of quantum computers may never occur. We have no experience in producing large quantities of our products and are currently constructing advanced generations of our products. As noted above, there are significant technological and logistical challenges associated with developing, producing, marketing, selling and distributing products in the advanced technology industry, including our products, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. We may not be able to cost-effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner.
Our ability to scale is dependent also upon components we must source from the optical, electronics and semiconductor industries. Shortages or supply interruptions in any of these components will adversely impact our ability to deliver revenues.
The stability of ion traps may prove poorer than hoped, or more difficult to manufacture. It may also prove more difficult or even impossible to reliably entangle/connect ion traps together. Both of these factors would adversely impact scalability and costs of the ion trap system.
If commercial production of our quantum computers commences, our products may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair, recalls and design changes. Our quantum computers are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our products. There can be no assurance that we will be able to detect and fix any defects in our quantum computers prior to the sale to potential consumers. If our products fail to perform as expected, customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.
If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and our business, financial condition, profitability and results of operations could be adversely affected.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
Market opportunity estimates and growth forecasts, including those we have generated, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. In addition, alternatives to quantum computing may present themselves and if they did, could substantially reduce the market for quantum computing services. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with quantum computing solutions.
The methodology and assumptions used to estimate market opportunities may differ materially from the methodologies and assumptions previously used to estimate total addressable market. To estimate the size of our market opportunities and our growth rates, we have relied on market reports by leading research and consulting firms. These estimates of total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Advances in classical computing may prove more robust for longer than currently anticipated. This could adversely affect the timing of any quantum advantage being achieved, if at all.
Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Our success will depend upon our ability to expand, scale our operations, and increase our sales capability. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all.
Our growth is dependent upon our ability to successfully scale up manufacturing of our products in sufficient quantity and quality, in a timely or cost-effective manner, or at all. Unforeseen issues associated with scaling up and constructing quantum computing technology at commercially viable levels could negatively impact our business, financial condition and results of operations.
Our growth is dependent upon our ability to successfully market and sell quantum computing technology. We do not have experience with the mass distribution and sale of quantum computing technology. Our growth and long-term success will depend upon the development of our sales and delivery capabilities.
Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available, and may never be available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experiences unforeseen issues with the reliability of our technology, it could overburden our servicing and support capabilities. Similarly, increasing the number of our products and services would require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand.

There is no assurance that we will be able to ramp our business to meet our sales, delivery, manufacturing, installation, servicing and quantum computing targets globally, that our projections on which such targets are based will prove accurate or that the pace of growth or coverage of our customer infrastructure network will meet customer expectations. Failure to grow at rates similar to that of the quantum computing industry may adversely affect our operating results and ability to effectively compete within the industry.
We may not manage growth effectively.
If we fail to manage growth effectively, our business, results of operations and financial condition could be harmed. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support them. In addition, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, this may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations or cause our access to the capital markets to be impaired.
As a public company, we are required to provide management’s attestation on internal control over financial reporting. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) of The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) in a timely manner or with adequate compliance, we may not be able to assess whether our internal control over financial reporting is effective and may fail to provide timely and accurate financial information to investors. This may subject us to adverse regulatory consequences and could harm investor confidence.
In connection with the preparation and audit of our financial statements as of and for the years ended December 31, 2019 and 2020, a material weakness was identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
A material weakness was identified in our control environment related to our financial statement close process. Specifically,

•
we lack sufficient accounting and financial reporting personnel with requisite knowledge and experience in the application of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC rules to facilitate accurate and timely financial reporting. The limited personnel also contributed to a lack of clearly established authorities and approvals and insufficient segregation of duties.

•
our financial accounting system has limited functionality and does not facilitate effective information technology general controls relevant to financial reporting. Additionally, elements of our close process are managed and processed outside the accounting system, increasing the risk of error.

This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
We are implementing measures designed to improve our internal control over financial reporting to remediate this material weaknesses, including the following:

•	adding additional qualified accounting personnel, establishing defined policies for approval of transactions and segregating duties among accounting personnel; and

•	upgrading our financial accounting system to one that can support effective information technology general controls as well as the anticipated growth of the business.
These additional resources and policies and procedures are designed to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. With the oversight of senior management, we are taking steps and additional measures to address the underlying causes of the material weakness.
While we are undertaking efforts to remediate this material weakness, the material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate this material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
We may need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.
Our business and our future plans for expansion are capital-intensive and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to our stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $49.4 million.
Under the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our business combination with dMY Technology Group, Inc. III (“dMY”) or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our business combination with dMY or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
Risks Related to Our Business and Industry
We have not produced a scalable quantum computer and face significant barriers in our attempts to produce quantum computers. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.
Producing quantum computers is a difficult undertaking. There are significant engineering challenges that we must overcome to build our quantum computers. We are still in the development stage and face significant challenges in completing development of our quantum computers and in producing quantum computers in commercial volumes. Some of the development challenges that could prevent the introduction of our quantum computers include, but are not limited to, failure to find scalable ways to flexibly manipulate qubits, failure to transition quantum systems to leverage low-cost, commodity optical technology, and failure to realize multicore quantum computer technology.
Additional development challenges we face include:

•	gate fidelity, error correction and miniaturization may not commercialize from the lab and scale as hoped or at all;

•	it could prove more challenging and take materially longer than expected to operate parallel gates within a single ion trap and maintain gate fidelity;

•
the photonic interconnect between ion traps could prove more challenging and take longer to perfect than currently expected. This would limit our ability to scale beyond a single ion trap of approximately 22 logical qubits;

•	it could take longer to tune the qubits in a single ion trap, as well as preserve the stability of the qubits within a trap as we seek to maximize the total number of qubits within one trap;

•	the gate speed in our technology could prove more difficult to improve than expected; and

•	the scaling of fidelity with qubit number could prove poorer than expected, limiting our ability to achieve larger quantum volume.
In addition, we will need to develop the manufacturing process necessary to make these quantum computers in high volume. We have not yet validated a manufacturing process or acquired the tools or processes necessary to produce high volumes of our quantum computers that meet all commercial requirements. If we are not able to overcome these manufacturing hurdles in building our quantum computers, our business is likely to fail.
Even if we complete development and achieve volume production of our quantum computers, if the cost, performance characteristics or other specifications of the quantum computer fall short of our projections, our business, financial condition and results of operations would be adversely affected.
Our 32-qubit system, which is an important milestone for our technical roadmap and commercialization, is not yet available for customers and may never be available.
We are developing our next-generation 32-qubit quantum computer system, which has not yet been made available to customers. We expect this system to have 22 algorithmic qubits, i.e., qubits that are usable to run quantum algorithms, but the number of algorithmic qubits available in this system has not been finalized and may be fewer than planned. The availability of this generation of quantum computer system for customer use or independent verification by a third party may be materially delayed, or even never occur. Additionally, the future success of our technical roadmap will depend upon our ability to approximately double the number of qubits in each subsequent generation of our quantum computer. Accordingly, our technical roadmap may be delayed or may never be achieved, either of which would have a material impact on our business, financial condition or results of operations.
The quantum computing industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
The markets in which we operate are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include:

•	large, well-established tech companies that generally compete in all of our markets, including Honeywell, Google, Microsoft, Amazon, Intel and IBM;

•	countries such as China, Russia, Canada, Australia and the United Kingdom, and those in the European Union as of the date of this prospectus and we believe additional countries in the future;

•	less-established public and private companies with competing technology, including companies located outside the United States; and

•	new or emerging entrants seeking to develop competing technologies.
We compete based on various factors, including technology, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum computers which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

Additionally, we must be able to achieve our objectives in a timely manner lest quantum computing lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.
For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations, and financial condition.
Our business is currently dependent upon our relationship with our cloud providers. There are no assurances that we will be able to commercialize quantum computers from our relationships with cloud providers.
Cloud computing partnerships could be terminated, or not scale as anticipated, or even at all. We currently offer our QCaaS on public clouds provided by Amazon Web Services’ (“AWS”), Microsoft’s Azure Quantum (“Azure”), and the Google Cloud Marketplace. The companies that own these public clouds have internal quantum computing efforts that are competitive to our technology. Currently, a majority of our business is run on the AWS and Azure public cloud. There is risk that one or more of these public cloud providers could use their respective control of their public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us with unfavorable pricing, leverage their public cloud customer relationships to exclude us from opportunities, and treat us and our customers differently with respect to terms and conditions or regulatory requirements than they would treat their similarly situated customers. Further, they have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.
Further, if our contractual and other business relationships with our public cloud providers are terminated, either by the counterparty or by us, suspended or suffer a material change to which we are unable to adapt, such as the elimination of services or features on which we depend, we would be unable to provide our QCaaS at the same scale and would experience significant delays and incur additional expense in transitioning customers to a different public cloud provider.
Any material change in our contractual and other business relationships with our public cloud providers could result in reduced use of our systems, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.
Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs which render our quantum computing systems obsolete or inferior to other products.
Our continued growth and success depend on our ability to innovate and develop quantum computing technology in a timely manner and effectively market these products. Without timely innovation and development, our quantum computing solutions could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s newer technologies. We believe that many competing technologies will require a technological breakthrough in one or more problems related to science, fundamental physics or manufacturing. While it is uncertain whether such technological breakthroughs will occur in the next several years, that does not preclude the possibility that such technological breakthroughs could eventually occur. Any technological breakthroughs which render our technology obsolete or inferior to other products could have a material effect on our business, financial condition or results of operations.

We may be unable to reduce the cost per qubit, which may prevent us from pricing our quantum systems competitively.
Our projections are dependent on the cost per qubit decreasing over the next several years as our quantum computers advance. These cost projections are based on economies of scale due to demand for our computer systems, technological innovation and negotiations with third-party parts suppliers. If these cost savings do not materialize, the cost per qubit may be higher than projected, making our quantum computing solution less competitive than those produced by our competitors, which could have a material effect on our business, financial condition or results of operations.
The quantum computing industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
The nascent market for quantum computers is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. If the market for quantum computers in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.
In addition, our growth and future demand for our products is highly dependent upon the adoption by developers and customers of quantum computers, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing companies could limit market acceptance of our solution. Negative publicity concerning our solution or the quantum computing industry as a whole could limit market acceptance of our solution. We believe quantum computing will solve many large-scale problems. However, such problems may never be solvable by quantum computing technology. If our clients and partners do not perceive the benefits of our solution, or if our solution does not drive member engagement, then our market may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would harm or even eliminate revenues in the period before quantum advantage.
If our computers fail to achieve a broad quantum advantage, our business, financial condition and future prospects may be harmed.
Quantum advantage refers to the moment when a quantum computer can compute faster than traditional computers, while quantum supremacy is achieved once quantum computers are powerful enough to complete calculations that traditional supercomputers cannot perform at all. Broad quantum advantage is when quantum advantage is seen in many applications and developers prefer quantum computers to a traditional computer. No current quantum computers, including our quantum hardware, have reached a broad quantum advantage, and they may never reach such advantage. Achieving a broad quantum advantage will be critical to the success of any quantum computing company, including us. However, achieving quantum advantage would not necessarily lead to commercial viability of the technology that accomplished such advantage, nor would it mean that such system could outperform classical computers in tasks other than the one used to determine a quantum advantage. Quantum computing technology, including broad quantum advantage, may take decades to be realized, if ever. If we cannot develop quantum computers that have quantum advantage, customers may not continue to purchase our products and services. If other companies’ quantum computers reach a broad quantum advantage prior to the time ours reaches such capabilities, it could lead to a loss of customers. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations.

We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems or with the public cloud and internet infrastructure on which they rely.
Our business depends on our quantum computing systems to be available. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our systems rely. These problems can be caused by a variety of factors, including failed introductions of new functionality, vulnerabilities and defects in proprietary and open source software, hardware components, human error or misconduct, capacity constraints, design limitations or denial of service attacks or other security-related incidents. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.
Any disruptions, outages, defects and other performance and quality problems with our quantum computing system or with the public cloud and internet infrastructure on which it relies, could result in reduced use of our systems, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.
We may face unknown supply chain issues that could delay the introduction of our product and negatively impact our business and operating results.
We are reliant on third-party suppliers for components necessary to develop and manufacture our quantum computing solutions. Any of the following factors (and others) could have an adverse impact on the availability of these components:

•	our inability to enter into agreements with suppliers on commercially reasonable terms, or at all;

•	difficulties of suppliers ramping up their supply of materials to meet our requirements;

•
a significant increase in the price of one or more components, including due to industry consolidation occurring within one or more component supplier markets or as a result of decreased production capacity at manufacturers;

•	any reductions or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic, which we have experienced, and may in the future experience;

•	financial problems of either manufacturers or component suppliers;

•	significantly increased freight charges, or raw material costs and other expenses associated with our business;

•	other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis;

•	a failure to develop our supply chain management capabilities and recruit and retain qualified professionals;

•	a failure to adequately authorize procurement of inventory by our contract manufacturers; or

•	a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs.
If any of the aforementioned factors were to materialize, it could cause us to halt production of our quantum computing solutions and/or entail higher manufacturing costs, any of which could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.

If we cannot successfully execute on our strategy, including in response to changing customer needs and new technologies and other market requirements, or achieve our objectives in a timely manner, our business, financial condition and results of operations could be harmed.
The quantum computing market is characterized by rapid technological change, changing user requirements, uncertain product lifecycles and evolving industry standards. We believe that the pace of innovation will continue to accelerate as technology changes and different approaches to quantum computing mature on a broad range of factors, including system architecture, error correction, performance and scale, ease of programming, user experience, markets addressed, types of data processed, and data governance and regulatory compliance. Our future success depends on our ability to continue to innovate and increase customer adoption of our quantum computer. If we are unable to enhance our quantum computing system to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, with better functionality, more conveniently, or more securely than our platform, our business, financial condition and results of operations could be adversely affected.
Our products may not achieve market success, but will still require significant costs to develop.
We believe that we must continue to dedicate significant resources to our research and development efforts before knowing whether there will be market acceptance of our quantum computing technologies. Furthermore, the technology for our products is new, and the performance of these products is uncertain. Our quantum computing technologies could fail to attain sufficient market acceptance, if at all, for many reasons, including:

•	pricing and the perceived value of our systems relative to its cost;

•	delays in releasing quantum computers with sufficient performance and scale to the market;

•	failure to produce products of consistent quality that offer functionality comparable or superior to existing or new products;

•	ability to produce products fit for their intended purpose;

•	failures to accurately predict market or customer demands;

•	defects, errors or failures in the design or performance of our quantum computing system;

•	negative publicity about the performance or effectiveness of our system;

•	strategic reaction of companies that market competitive products; and

•	the introduction or anticipated introduction of competing technology.
To the extent we are unable to effectively develop and market a quantum computing system to address these challenges and attain market acceptance, our business, operating results and financial condition may be adversely affected.
We are highly dependent on our co-founders, and our ability to attract and retain senior management and other key employees, such as quantum physicists and other key technical employees, is critical to our success. If we fail to retain talented, highly-qualified senior management, engineers and other key employees or attract them when needed, such failure could negatively impact our business.
Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel, including our co-founders, Jungsang Kim, our Chief Technology Officer, and Christopher Monroe, our Chief Scientist. As we build our brand and becomes more well known, there is increased risk that competitors or other companies may seek to hire our personnel. The loss of the services provided by these individuals will adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of the co-founders, a member of senior management, or an engineer or other key employee particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Our future success also depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in supply chain management, engineering and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum computing systems. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum computing technologies, the commercialization of our quantum computing technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, including our co-founders, in this competitive environment, we may experience delays in the development of our quantum computing technologies and be otherwise unable to develop and grow our business as projected, or even at all.
Our future growth and success depend on our ability to sell effectively to large customers.
Our potential customers tend to be large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such large customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.
Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.
We may not be able to accurately estimate the future supply and demand for our quantum computers, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is no historical basis for making judgments on the demand for our quantum computers or our ability to develop, manufacture, and deliver quantum computers, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum computers and related compute time to our potential customers could be delayed, which would harm our business, financial condition and operating results.

Our systems depend on the use of a particular isotope of an atomic element that provides qubits for our ion trap technology. If we are unable to procure these isotopically enriched atomic samples, or are unable to do so on a timely and cost-effective basis, and in sufficient quantities, we may incur significant costs or delays which could negatively affect our operations and business.
There are limited suppliers to sources of isotopically enriched materials which may be necessary for the production of our ion trap technology. We currently purchase such materials through the National Isotope Development Center managed by the U.S. Department of Energy Isotope Program. We do not have any supplier agreements with the U.S. Department of Energy, and purchase the materials through a standard ordering process. While we are currently looking to engage additional suppliers, there is no guarantee we will be able to establish or maintain relationships with such additional suppliers on terms satisfactory to us. Reliance on any single supplier increases the risks associated with being unable to obtain the necessary atomic samples because the supplier may have laboratory constraints, can be subject to unanticipated shutdowns and/or may be affected by natural disasters and other catastrophic events. Some of these factors may be completely out of our and our suppliers’ control. Failure to acquire sufficient quantities of the necessary isotopically enriched atomic samples in a timely or cost-effective manner could materially harm our business.
If our quantum computing systems are not compatible with some or all industry-standard software and hardware in the future, our business could be harmed.
We have focused our efforts on creating quantum computing hardware, the operating system for such hardware and a suite of low-level software programs that optimize execution of quantum algorithms on our hardware. Further up the software stack, we rely on third parties to create higher level quantum programming languages, software development kits (SDKs), and application libraries. Such third-party software and programming is essential to operating our quantum computing products and services. Our quantum computing solutions are designed today to be compatible with most major quantum software development kits, including Qiskit, Cirq, Q# QDK, and OpenQASM, all of which are open source. If a proprietary (not open source) software toolset became the standard for quantum application development in the future by a competitor, usage of our hardware might be limited as a result which would have a negative impact on us. Similarly, if a piece of hardware became a necessary component for quantum computing (for instance, quantum networking) and we cannot integrate with it, the result might have a negative impact on us.
If our customers are unable to achieve compatibility between other software and hardware and our hardware, it could impact our relationships with such customers or with customers, generally, if the incompatibility is more widespread. In addition, the mere announcement of an incompatibility problem relating to our products with higher level software tools could cause us to suffer reputational harm and/or lead to a loss of customers. Any adverse impacts from the incompatibility of our quantum computing solutions could adversely affect our business, operating results and financial condition.
We may rely heavily on future collaborative partners
We have entered into, and may enter into, strategic partnerships to develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:

•	obtain expertise in relevant markets;

•	obtain sales and marketing services or support;

•	obtain equipment and facilities;

•	develop relationships with potential future customers; and

•	generate revenue.
We may not be successful in establishing or maintaining suitable partnerships, and we may not be able to negotiate collaboration agreements having terms satisfactory to us, or at all. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements could harm our business and financial condition.
System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, which may damage our reputation and adversely affect our business.
Cyber-attacks, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent in the technology industry and our customers’ industries. In addition, we may experience attacks, unavailable systems, unauthorized access or disclosure due to employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. The techniques may be used to sabotage or to obtain unauthorized access to our platform, systems, networks, or physical facilities where our quantum computers are stored, and may be unable to implement adequate preventative measures or stop security breaches while they are occurring. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain malicious cyber threat actors.
Our platform is built to be accessed through third-party public cloud providers such as AWS, Azure and the Google Cloud Marketplace. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems. While IonQ and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, destruction, or loss of sensitive or confidential information.
Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose the company and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to the our brand and reputation or other harm to the our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects our customers, or if we suffer a cyber-attack that impacts our ability to operate our platform, we may suffer material damage to our reputation, business, financial condition and results of operations.
Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on the company or our customers and potential customers. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, international trade relations, pandemics (such as the COVID-19 pandemic), political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could cause a decrease in business investments, including the progress on development of quantum technologies, and negatively affect the growth of our business. In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to us. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Government actions and regulations, such as tariffs and trade protections measures, may limit our ability to obtain products from our suppliers.
Political challenges between the United States and countries in which our suppliers are located, including China, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues could adversely impact our business. Specifically, United States-China trade relations remain uncertain. The United States administration has announced tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. Our technology may be deemed a matter of national security and as such our customer base may be tightly restricted. We may accept government grants that place restrictions on our ability to operate.
Our operating and financial results forecast relies in large part upon assumptions and analyses we have developed. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
The projected financial and operating information appearing elsewhere in this prospectus reflect current estimates of future performance, which may never occur. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecasts depends on a number of factors, many of which are outside our control, including, but not limited to:

•	success and timing of development activity;

•	customer acceptance of our quantum computing systems;

•	breakthroughs in classical computing or other computing technologies that could eliminate the advantages of quantum computing systems rendering them less practical to customers;

•	competition, including from established and future competitors;

•	whether we can obtain sufficient capital to sustain and grow our business;

•	our ability to manage our growth;

•	our ability to retain existing key management, integrate recent hires and attract, retain and motivate qualified personnel; and

•	the overall strength and stability of domestic and international economies.
Unfavorable changes in any of these or other factors, most of which are beyond our control, could materially and adversely affect our business, financial condition and results of operations.
Acquisitions, divestitures, strategic investments and strategic partnerships could disrupt our business and harm our financial condition and operating results.
We may pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity and capital structure. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, and may be viewed negatively by our customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to U.S. GAAP and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post acquisition for which we have limited or no recourse.
We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, its various strains or future pandemics.
We face various risks related to epidemics, pandemics, and other outbreaks, including the recent COVID-19 pandemic, including newly discovered strains of the virus. In response to the COVID-19 pandemic, governments have implemented significant measures, including, but not limited to, business closures, quarantines, travel restrictions, shelter-in-place, stay-at-home and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 or future pandemics, there is likely to be an adverse impact on our potential customers, our employees and global economic conditions, and consumer confidence and spending, which could materially and adversely affect our operations and demand for our products.
The spread of COVID-19 has and may continue to impact our suppliers by disrupting the manufacturing, delivery and the overall supply chain of parts required to manufacture our quantum computers. In addition, various aspects of our business cannot be conducted remotely, such as the assembly of our quantum computers. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.
Due to the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact the company’s business, financial condition and cash flows. During 2020, we scaled back our recruiting efforts to control costs and experienced weeklong onsite work stoppages due to quarantining related to the COVID-19 pandemic. The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “
Risk Factors
” section.
Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of COVID-19’s global economic impact, including any recession that has occurred or may occur in the future.
Our facilities or operations could be damaged or adversely affected as a result of natural disasters and other catastrophic events.
Our facilities or operations could be adversely affected by events outside of our control, such as natural disasters, and other calamities. We cannot assure you that any backup systems will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to provide services.

Risks Related to Litigation and Government Regulation
State, federal and foreign laws and regulations related to privacy, data use and security could adversely affect us.
We are subject to state and federal laws and regulations related to privacy, data use and security. In addition, in recent years, there has been a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. Legislation has been introduced in Congress and there have been several Congressional hearings addressing these issues. From time to time, Congress has considered, and may do so again, legislation establishing requirements for data security and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted privacy or security breach legislation requiring varying levels of consumer notification in the event of a security breach. For example, the California Consumer Privacy Act (“
CCPA
”), which enhances consumer protection and privacy rights by granting consumers resident in California new rights with respect to the collection of their personal data and imposing new operational requirements on businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Several other states are considering similar legislation. Foreign governments are raising similar privacy and data security concerns. In particular, the European Union enacted a General Data Protection Regulation (“
GDPR
”). China, Russia, Japan and other countries in Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements. Complying with such laws and regulations may be time-consuming and require additional resources, and could therefore harm our business, financial condition and results of operations.
We are subject to U.S. and foreign anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery, and anti-corruption laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. We may engage with partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and of our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We cannot provide any assurance that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our products and technologies are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. U.S. export control and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products, technologies, and services to U.S. Government embargoed or sanctioned countries, governments, persons and entities. In addition, certain products and technology may be subject to export licensing or approval requirements. Exports of our products and technology must be made in compliance with export control and sanctions laws and regulations. If we fail to comply with these laws and regulations, IonQ and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.
In addition, changes in our products or technologies or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products and technologies in international markets or, in some cases, prevent the export or import of our products and technologies to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and technologies, or in our decreased ability to export or sell our products and technologies to existing or potential customers. Any decreased use of our products and technologies or limitation on our ability to export or sell our products and technologies would likely adversely affect our business, financial condition and results of operations.
We expect to incur significant costs in complying with these regulations. Regulations related to quantum computing are currently evolving and we face risks associated with changes to these regulations.
Our business is exposed to risks associated with litigation, investigations and regulatory proceedings.
We may in the future face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving stockholder, consumer, competition and/or other issues relating to our business. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. For example, on January 12, 2021, dMY Technology Group, Inc. II, dMY Sponsor II, LLC, dMY and dMY Sponsor III, LLC (“Sponsor”) accepted service of a lawsuit where we are named as counterclaim defendants in an underlying action by and between GTY Technology Holdings, Inc. (“GTY”), dMY Technology Group, Inc. and dMY Sponsor, LLC, dMY Sponsor II, LLC, dMY Technology Group Inc. II, dMY and Sponsor (collectively, “dMY Defendants”) and Carter Glatt (“Glatt”) and Captains Neck Holdings LLC (“Captains Neck”), an entity of which Mr. Glatt is a member. The underlying lawsuit, filed by dMY Technology Group, Inc. and dMY Sponsor, LLC, seeks a declaratory judgment that Glatt and Captains Neck are not entitled to membership units of dMY Sponsor LLC, which was formed by Harry L. You, the co-founder and former President and Chief Financial Officer of GTY when Glatt was still working at GTY. The underlying lawsuit contains claims arising from Glatt’s termination of employment from GTY, including theft and misappropriation of confidential GTY information, breach of contract, breach of the duties of loyalty and fiduciary duty and conversion. Glatt has responded to the underlying lawsuit by adding members of the Sponsor and officers of dMY as additional counterclaim defendants (collectively with the dMY Defendants, Glatt and Captains Neck, the “Counterclaim Defendants”) and adding Dune Acquisition Holdings LLC, a newly formed special purpose acquisition company, as a counterclaimant and asserting claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, tortious interference with business relations, quantum meruit and unjust enrichment. The Counterclaim Defendants have denied the claims against them and have a motion to dismiss the suit.
An unfavorable outcome or settlement in a legal, administrative and regulatory proceeding may result in a material adverse impact on our business, results of operations, financial position and overall trends. In addition, regardless of the outcome, litigation can be costly, time-consuming, and disruptive to our operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. In addition, the laws and regulations our business is subject to are complex and change frequently. We may be required to incur significant expense to comply with changes in, or remedy violations of, these laws and regulations. Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
We may become subject to product liability claims, even those without merit, which could harm our business prospects, operating results, and financial condition. We may face inherent risk of exposure to claims in the event our quantum computers do not perform as expected or malfunction. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our quantum computers and business and inhibit or prevent commercialization of other future quantum computers, which would have material adverse effects on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.
We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.
We are subject to numerous federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.
Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require us to make material changes to our operations, resulting in significant increases to the cost of production.
Our manufacturing process will have hazards such as but not limited to hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact the company brand, finances, or ability to operate.
Risks Related to our Intellectual Property
Licensing of intellectual property is of critical importance to our business. For example, we license patents (some of which are foundational patents) and other intellectual property from the University of Maryland and Duke University on an exclusive basis. If the license agreement with these universities terminates, or if any of the other agreements under which we acquired or licensed, or will acquire or license, material intellectual property rights is terminated, we could lose the ability to develop and operate our business.
We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our products. In particular, our quantum computing technology is dependent on our license agreement with University of Maryland and Duke University (the “
Universities
”). Significant intellectual property developed by our co-founders, Jungsang Kim, our Chief Technology Officer, and Christopher Monroe, our Chief Scientist, has been and is required to be assigned to the Universities as a result of Dr. Kim and Dr. Monroe’s employment by the Universities, and certain such intellectual property is licensed pursuant to the license agreement with the Universities. Pursuant to the license agreement with the Universities, we were granted an exclusive, worldwide, royalty-free, sublicenseable license for certain patents, know-how (on a non-exclusive basis) and other intellectual property to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which includes the application of the licensed intellectual property in ion trap quantum computing.
Our existing license agreement with the Universities imposes, and we expect that any future license agreements will impose, upon us various commercial and development obligations. If we fail to comply with our obligations under these agreements, or we are subject to an insolvency-related event, the licensor may have the right to terminate the these agreements, in which event we would not be able to develop, market or otherwise commercialize products covered by these agreements, including if any of the foregoing were to occur with respect to our license agreement with the Universities. Our business could significantly suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.
Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues, and certain provisions in intellectual property license agreements may be susceptible to multiple interpretations. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	our right to sublicense patent and other rights to third parties;

•
our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product and technology, and what activities satisfy those diligence obligations;

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and the company;

•	our right to transfer or assign the license; and

•	the effects of termination.
The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could harm our business, financial condition and results of operations. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize our products or technology.
While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the license agreement, we may not be able to do so in a timely manner, at an acceptable cost or at all.

If we are unable to obtain and maintain patent protection for our products and technology, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our products and technology may be adversely affected. Moreover, our trade secrets could be compromised, which could cause us to lose the competitive advantage resulting from these trade secrets.
Our success depends, in significant part, on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights, including trade secrets, with respect to our products and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We may not be able to prevent unauthorized use of our intellectual property. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Our trade secrets may also be compromised which could cause us to lose the competitive advantage from such trade secrets. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.
Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, financial condition and operating results.
Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with our commercialization of our products.
Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to those who may have patents or patent applications directed to relevant technology with an effective filing date earlier than any of our existing patents or pending patent applications, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.
Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that it needs to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.
We may face patent infringement and other intellectual property claims that could be costly to defend, result in injunctions and significant damage awards or other costs (including indemnification of third parties or costly licensing arrangements (if licenses are available at all)) and limit our ability to use certain key technologies in the future or require development of non-infringing products, services, or technologies, which could result in a significant expenditure and otherwise harm our business.
We may become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our products, services and technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, we may not be aware that our products, services or technologies are infringing, misappropriating or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging such infringement, misappropriation or violation. For example, there may be issued patents of which we are unaware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future products, services or technologies. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future products, services or technologies. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover our current or future products, services or technologies. Lawsuits can be time-consuming and expensive to resolve, and they divert management’s time and attention. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Companies that have developed and are developing technology are often required to defend against litigation claims based on allegations of infringement, misappropriation or other violations of intellectual property rights. Our products, services or technologies may not be able to withstand any third-party claims against their use. In addition, many companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. In a patent infringement claim against us, we may assert, as a defense, that we do not infringe the relevant patent claims, that the patent is invalid or both. The strength of our defenses will depend on the patents asserted, the interpretation of these patents, and our ability to invalidate the asserted patents. However, we could be unsuccessful in advancing non-infringement and/or invalidity arguments in our defense. In the United States, issued patents enjoy a presumption of validity, and the party challenging the validity of a patent claim must present clear and convincing evidence of invalidity, which is a high burden of proof. Conversely, the patent owner need only prove infringement by a preponderance of the evidence, which is a lower burden of proof. Our patent portfolio may not be large enough to deter patent infringement claims, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant solution revenue, and therefore, our patent portfolio may provide little or no deterrence as we would not be able to assert our patents against such entities or individuals. If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we may be forced to limit or stop sales of our products, services or technologies or cease business activities related to such intellectual property. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition or results of operations. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, regardless of the merit of the claim or our defenses, may require us to do one or more of the following:

•	cease selling or using solutions or services that incorporate the intellectual property rights that allegedly infringe, misappropriate or violate the intellectual property of a third party;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology;

•	redesign the allegedly infringing solutions to avoid infringement, misappropriation or violation, which could be costly, time-consuming or impossible; or

•	indemnify organizations using our platform or third-party service providers.
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. The occurrence of infringement claims may grow as the market for our products, services and technologies grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.
Some of our in-licensed intellectual property, including the intellectual property licensed from the Universities, has been conceived or developed through government-funded research and thus may be subject to federal regulations providing for certain rights for the U.S. government or imposing certain obligations on us, such as a license to the U.S. government under such intellectual property, “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.
Certain intellectual property rights that have been in-licensed pursuant to the license agreement with the Universities have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or the Patent and Trademark Law Amendment. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the licensor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S., and the license agreement with the Universities requires that we comply with this requirement. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture the products substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. To the extent any of our owned or licensed future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

Risks Related to an Investment in our Securities and Other General Matters
There may not be an active trading market for our common stock or public warrants, which may make it difficult to sell such securities.
It is possible that an active trading market will not develop or, if developed, that any market will not be sustained. This would make it difficult for you to sell shares of our common stock at an attractive price or at all.
The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.
Even if an active trading market develops, the market price of our common stock and public warrants may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The securities markets have experienced significant volatility as a result of the COVID-19 pandemic. Market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

•	variations in quarterly operating results or dividends, if any, to stockholders;

•	additions or departures of key management personnel;

•	publication of research reports about our industry;

•	litigation and government investigations;

•	changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business;

•	adverse market reaction to any indebtedness incurred or securities issued in the future;

•	changes in market valuations of similar companies;

•	adverse publicity or speculation in the press or investment community;

•	announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments; and

•	the impact of the COVID-19 pandemic on our management, employees, partners, customers, and operating results.
In response, the market price of shares of our common stock could decrease significantly. You may be unable to resell your shares of our common stock at or above your purchase price. Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.
Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. The failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our common stock.
We cannot be certain when or if the operations of our business will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support our current business and may require additional funds to respond to business challenges, including the need to develop or enhance our technology, improve our operating infrastructure or acquire complementary businesses and technologies. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the debt holders could have rights senior to holders of our common stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because the decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their common stock and diluting their interest.
A small number of stockholders will continue to have substantial control over us after this offering, which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.
Our directors and executive officers of, and beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 42% of our outstanding common stock. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.
There can be no assurance that we will be able to comply with the continued listing standards of NYSE.
If we fail to satisfy the continued listing requirements of NYSE, such as the corporate governance requirements or the minimum share price requirement, NYSE may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum share price requirement or prevent future non-compliance with NYSE’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, NYSE for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of financial reports, and the market price of our common stock may decline.
We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, we are required to furnish a report by management in our annual report on Form 10-K on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of Sarbanes-Oxley. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly, and complicated. If we identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, or if we are unable to assert that our internal control over financial reporting are effective, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline. We could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.
If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our common stock may decline.
We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this prospectus and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, may be impacted by the COVID-19 pandemic. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced as a result of the COVID-19 pandemic. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.
Our quarterly operating results may fluctuate significantly because of several factors, including:

•	labor availability and costs for hourly and management personnel;

•	profitability of our products, especially in new markets and due to seasonal fluctuations;

•	changes in interest rates;

•	impairment of long-lived assets;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to products we serve;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets; and

•	fluctuations in commodity prices.
We will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures.

In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if we identify an additional material weakness or significant deficiency or fail to remediate any existing material weaknesses in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could harm our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We qualify as an emerging growth company as well as a smaller reporting company. The reduced public company reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We qualify as an emerging growth company under SEC rules. As an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) presenting only two years of audited financial statements; (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (3) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley; (4) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; (5) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements, and proxy statements; and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile. We will remain an emerging growth company until the earliest of: (1) December 31, 2024, (2) the last day of the fiscal year in which we have gross revenue exceeding $1.07 billion, (3) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities, and (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, we may also make comparison of our financial statements with other public companies difficult or impossible.

A significant portion of our total outstanding shares of common stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of common stock to drop significantly, even if our business is doing well.
Shares of our common stock that are currently restricted from immediate resale may be sold into the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of common stock. We are unable to predict the effect that sales may have on the prevailing market price of our common stock or our public warrants.
To the extent our warrants, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of shares in the public market by the securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods, could increase the volatility of the market price of common stock or adversely affect the market price of our common stock.
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.
We have warrants outstanding to purchase an aggregate of 19,801,202 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 55,423,647 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•	existing stockholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available per share, including for payment of dividends in the future, may decrease;

•	the relative voting strength of each previously outstanding common stock may be diminished; and

•	the market price of our common stock may decline.
There is no guarantee that the public warrants will be in the money at the time they become exercisable, and they may expire worthless.
The exercise price for our public warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the public warrants may expire worthless. Our public warrants become exercisable on November 17, 2021.
We may amend the terms of the public warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your public warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a public warrant could be decreased, all without your approval.
Our public warrants are issued in registered form under the Warrant Agreement between the warrant agent and us. The Warrant Agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then- outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the public warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a public warrant.
We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to warrantholders, thereby making such warrants worthless.
We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you (a) to exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (b) to sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (c) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.
In addition, we may redeem your public warrants after they become exercisable for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the public warrants are “out-of-the-money,” in which case, you would lose any potential embedded value from a subsequent increase in the value of our common stock had your public warrants remained outstanding.
We have no current plans to pay cash dividends on our common stock; as a result, stockholders may not receive any return on investment unless they sell their common stock for a price greater than the purchase price.
We have no current plans to pay dividends on our common stock. Any future determination to pay dividends will be made at the discretion of our board of directors, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that the board of directors may deem relevant. In addition, the ability to pay cash dividends may be restricted by the terms of debt financing arrangements, as any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our common stock. As a result, stockholders may not receive any return on an investment in our common stock unless they sell their shares for a price greater than that which they paid for them.
Provisions in our organizational documents and certain rules imposed by regulatory authorities may delay or prevent an acquisition by a third party that could otherwise be in the interests of stockholders.
Our certificate of incorporation and amended and restated bylaws contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of the board of directors. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:

•	a classified board;

•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•	certain limitations on convening special stockholder meetings;

•	limiting the persons who may call special meetings of stockholders;

•	limiting the ability of stockholders to act by written consent;

•	restrictions on business combinations with interested stockholder;

•
in certain cases, the approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote generally in the election of directors will be required for stockholders to adopt, amend or repeal the bylaws, or amend or repeal certain provisions of the certificate of incorporation;

•	no cumulative voting;

•	the required approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote at an election of the directors to remove directors; and

•
the ability of the board of directors to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions.

These provisions of our certificate of incorporation and amended and restated bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our common stock.
The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:

•	any derivative action or proceeding brought on behalf of us;

•	any action asserting a claim of breach of fiduciary duty owed by any director, officer, agent or other employee or stockholder to us or our stockholders;

•
any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “
DGCL
”), the Certificate of Incorporation or the amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;

•	any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the amended and restated bylaws; or

•
any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. It further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above shall not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, or any other claim for which the federal courts have exclusive jurisdiction. Although these provisions are expected to benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
7/1/2021 – 7/31/2021	—	—	—	—
8/1/2021 – 8/31/2021	—	—	—	—
9/1/2021 – 9/30/2021	100,000	9.68	—	—

Total	100,000	9.68	—	—

All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Pursuant to the associated option award agreements, upon termination of employment of a person holding unvested shares, we were entitled to repurchase the unvested shares.
Recent Sales of Unregistered Securities
On September 30, 2021 and in connection with the closing of the Business Combination, we issued 34,500,000 shares of common stock for a purchase price of $10.00 per share and an aggregate purchase price of $345.0 million pursuant to separate subscription agreements. Such shares of common stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
Use of Proceeds
On November 17, 2020, dMY consummated its initial public offering of 30,000,000 units, consisting of shares of common stock and warrants to purchase shares of common stock, generating total gross proceeds of $300.0 million. After deducting payments to existing stockholders of $9.5 million in connection with their exercise of redemption rights prior to the closing of the Business Combination and expenses related to the Business Combination, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth.

Item 6. Exhibits.
(a) Exhibits.
The exhibits listed below are filed as part of this Quarterly Report on Form
10-Q.

		Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc.	8-K	001-39694	2.1	March 8, 2021

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.	8-K	001-39694	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.	8-K	001-39694	3.2	October 4, 2021

10.1	Amended and Restated Registration Rights Agreement, dated September 30, 2021, between and among the investors party thereto and IonQ, Inc.	8-K	001-39694	10.1	October 4, 2021

10.2#	IonQ, Inc. Change in Control Severance Plan and Summary Plan Description	S-4/A	333-254840	10.36	August 5, 2021

10.3#	Form of Indemnification Agreement	8-K	001-39694	10.13	October 4, 2021

10.4#	2021 Equity Incentive Plan	8-K	001-39694	10.16	October 4, 2021

10.5#	Forms of Option Grant Notice and Option Agreement under 2021 Equity Incentive Plan	8-K	001-39694	10.17	October 4, 2021

10.6#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan	8-K	001-39694	10.18	October 4, 2021

10.7#	2021 Employee Stock Purchase Plan	8-K	001-39694	10.19	October 4, 2021

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation
S-K
Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Indicates a management contract or compensatory plan, contract or arrangement.
*
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Quarterly Report on Form
10-Q),
irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IonQ, Inc. (Formerly Known as dMY Technology Group, Inc. III)

Date: November 15, 2021	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)