Form 10-K/A
period 2021-12-31
IonQ, Inc.
filed 2022-03-29
CIK 1824920

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
The financial statements schedules and exhibits filed as part of this Annual Report are as follows:
(a)(1) Financial Statements

(a)(2) Financial Statement Schedules
All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.
(a)(3) Exhibits
The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on October 4, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on October 4, 2021).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on August 11, 2021).

4.2	Warrant Agreement, dated November 12, 2020, between Continental Stock Transfer & Trust Company and IonQ, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on November 17, 2020).

4.3	Description of the Registrant’s Securities (incorporated herein by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 28, 2022).

10.1	Amended and Restated Registration Rights Agreement, dated September 30, 2021, between and among the investors party thereto and IonQ, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on October 4, 2021).

Exhibit Number	Description

10.2	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.3	Hyundai Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.4	Kia Subscription Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.5	MSD Subscription Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.6	Silver Lake Subscription Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.7	BVE Subscription Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.8	Form of Venture Capital / Other Investors Subscription Agreement (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.9	Form of Sponsor Support Agreement (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.10	Form of Stockholder Support Agreement (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.11	Form of Lock-Up Agreement (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.12+	IonQ, Inc. Change in Control Severance Plan and Summary Plan Description (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on August 5, 2021).

10.13+	Form of Indemnification Agreement of IonQ, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on October 4, 2021).

10.14+	2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on October 4, 2021).

10.15+	Forms of Stock Option Grant Notice and Option Agreement under 2015 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on October 4, 2021).

10.16+	2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on October 4, 2021).

10.17+	Forms of Option Grant Notice and Option Agreement under 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 28, 2022).

Exhibit Number	Description

10.18+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 28, 2022).

10.19+	2021 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on October 4, 2021).

10.20	Amended and Restated Office Lease, by and between University of Maryland – College Park and IonQ, Inc. (incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on October 4, 2021)

10.21	Warrant to Purchase Shares, dated November 27, 2019, issued to Amazon.com NV Investment Holdings LLC by IonQ, Inc. (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on July 16, 2021).

10.22	License Agreement, dated July 19, 2016, among the University of Maryland, Duke University and IonQ, Inc. (incorporated herein by reference to Exhibit 10.20 to the (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.23	Amendment No. 1 to Exclusive License Agreement, dated September 22, 2017, between Duke University and the Registrant (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.24†	Amendment No. 1 to Exclusive License Agreement, dated October 11, 2017, between the University of Maryland and IonQ, Inc. (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.25†	Amendment No. 2 to Exclusive License Agreement, dated October 4, 2018, between Duke University and IonQ, Inc. (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.26†	Amendment No. 2 to Exclusive License Agreement, dated October 9, 2018, between the University of Maryland and IonQ, Inc. (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.27†	Amendment No. 3 to Exclusive License Agreement, dated April 27, 2021, between Duke University, the University of Maryland and IonQ, Inc. (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.28†	Amendment No. 4 to Exclusive License Agreement, dated April 27, 2021, between Duke University, the University of Maryland and IonQ, Inc. (incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.29†	Amendment No. 5 to Exclusive License Agreement, dated September 10, 2021, between Duke University and IonQ, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 28, 2022).

10.30†	Amendment No. 5 to Exclusive License Agreement, dated September 24, 2021, between the University of Maryland and IonQ, Inc. (incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 28, 2022).

Exhibit Number	Description

10.31†	Exclusive Option Agreement, dated July 15, 2016, between Duke University and IonQ, Inc. (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.32†	First Amendment to Option Agreement, dated December 18, 2020, between Duke University and IonQ, Inc. (incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.33	Second Amendment to Option Agreement, dated March 19, 2021, between Duke University and IonQ, Inc. (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.34	Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 28, 2022).

21.1	List of Subsidiaries of Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the Commission on October 4, 2021).

23.1**	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

24.1	Power of Attorney (incorporated herein by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 28, 2022).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

*
Furnished with the Original Report. The certifications furnished in Exhibit 32.1 to the Original Filing are deemed furnished and will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form
10-K,
as may be amended), irrespective of any general incorporation language contained in such filing.

**	Filed herewith.
+	Indicates a management contract or compensatory plan.
†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized
.

IonQ, Inc.

March 28, 2022	B Y :	/s/ Peter Chapman
Peter Chapman
President and Chief Executive Officer ( Principal Executive Officer )