Form 10-Q
period 2022-03-31
IonQ, Inc.
filed 2022-05-16
CIK 1824920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule12b-2of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer

☒	Non-accelerated filer	☒	Smaller reporting company

		☒	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2of the Exchange Act):    Yes  ☐    No  ☒
As of May 9, 2022, there were 198,140,446 shares of common stock, par value $0.0001 per share, issued and outstanding.

IONQ, INC.
QUARTERLY REPORT ON FORM 10-Q

PART 1-FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements
IONQ, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$86,751	$399,025
Short-term investments	329,157	123,443
Accounts receivable	569	707
Prepaid expenses and other current assets	5,826	6,442

Total current assets	422,303	529,617
Long-term investments	170,460	80,110
Property and equipment, net	21,131	18,870
Operating lease right-of-use assets	3,964	4,032
Intangible assets, net	6,175	5,841
Other noncurrent assets	3,418	3,558

Total Assets	$627,451	$642,028

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,967	$1,882
Accrued expenses	4,298	2,647
Current portion of operating lease liabilities	573	568
Unearned revenue	3,417	3,430
Current portion of stock option early exercise liabilities	1,130	1,164

Total current liabilities	11,385	9,691
Operating lease liabilities, net of current portion	3,600	3,643
Unearned revenue, net of current portion	489	1,533
Stock option early exercise liabilities, net of current portion	1,686	1,969
Warrant liabilities	20,508	33,962

Total liabilities	$37,668	$50,798
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Common stock $0.0001 par value per share; 1,000,000,000 shares authorized; 196,393,948 and 195,630,975 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	20	19
Additional paid-in capital	744,469	737,150
Accumulated deficit	(150,018)	(145,791)
Accumulated other comprehensive loss	(4,688)	(148)

Total stockholders’ equity	589,783	591,230

Total Liabilities and Stockholders’ Equity	$627,451	$642,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$1,953	$125
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	568	181
Research and development	7,338	3,654
Sales and marketing	1,871	227
General and administrative	9,194	2,956
Depreciation and amortization	1,266	445

Total operating costs and expenses	20,237	7,463

Loss from operations	(18,284)	(7,338)
Change in fair value of warrant liabilities	13,448	—
Other income (expense), net	609	3

Loss before benefit for income taxes	(4,227)	(7,335)
Benefit for income taxes	—	—

Net loss	$(4,227)	$(7,335)

Net loss per share attributable to common stockholders - basic and diluted	$(0.02)	$(0.06)

Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	196,183,247	118,718,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(
in thousands
)

	Three Months Ended March 31,
	2022	2021
Net loss	$(4,227)	$(7,335)
Other comprehensive loss, net of reclassification adjustments:
Unrealized loss on available-for-sale securities, net	(4,540)	—
Total other comprehensive loss	(4,540)	—

Total comprehensive loss	$(8,767)	$(7,335)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance, December 31, 2021	195,630,975	$19	$737,150	$(145,791)	$(148)	$591,230
Net loss	—	—	—	(4,227)	—	(4,227)
Other comprehensive loss	—	—	—	—	(4,540)	(4,540)
Stock options exercised	453,225	1	131	—	—	132
Vesting of restricted common stock	139,511	—	316	—	—	316
Issuance of common stock from the settlement of restricted stock units	168,750	—	—	—	—	—
Stock-based compensation	—	—	6,848	—	—	6,848
Warrants exercised	1,487	—	24	—	—	24

Balance, March 31, 2022	196,393,948	$20	$744,469	$(150,018)	$(4,688)	$589,783

		Stockholders’ Equity
		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount
Balance, December 31, 2020		118,146,795	$3	$93,305	$(39,605)	$53,703
Net loss		—	—	—	(7,335)	(7,335)
Equity instruments issued in consideration for intellectual property and research and development arrangements		—	—	1,644	—	1,644
Stock options exercised		803,071	—	194	—	194
Vesting of restricted common stock		77,192	—	185	—	185
Stock-based compensation		—	—	1,475	—	1,475

Balance, March 31, 2021		119,027,058	$3	$96,803	$(46,940)	$49,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(
in thousands
)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,227)	$(7,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,266	445
Non-cash research and development arrangements	130	242
Amortization of customer warrant	—	72
Stock-based compensation	6,672	1,431
Change in fair value of warrant liabilities	(13,448)	—
Other, net	(490)	61
Changes in operating assets and liabilities:
Accounts receivable	138	318
Prepaid expenses and other current assets	1,516	(2,114)
Other noncurrent assets	(69)	165
Accounts payable	(291)	1,734
Accrued expenses	1,571	1,096
Operating lease liabilities	(34)	12
Unearned revenue	(1,058)	(25)

Net cash used in operating activities	(8,324)	(3,898)

Cash flows from investing activities:
Purchases of property and equipment	(2,672)	(1,670)
Capitalized software development costs	(457)	(302)
Purchases of available-for-sale securities	(311,235)	—
Maturities of available-for-sale securities	10,400	—
Intangible asset acquisition costs	(134)	(182)

Net cash used in investing activities	(304,098)	(2,154)

Cash flows from financing activities:
Proceeds from stock options exercised	132	5,363
Proceeds from public warrants exercised	16	—

Net cash provided by financing activities	148	5,363

Net change in cash and cash equivalents	(312,274)	(689)
Cash and cash equivalents at the beginning of the period	399,025	36,120

Cash and cash equivalents at the end of the period	$86,751	$35,431

Supplemental disclosures of non-cash investing and financing transactions:
Issuance of common stock for intellectual property	$—	$1,402
Property and equipment purchases in accounts payable and accrued expenses	$1,007	$—
Intangible asset purchases in accounts payable and accrued expenses	$86	$—
Noncash reclassification of warrant liabilities to equity upon exercise	$8	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. DESCRIPTION OF BUSINESS
IonQ, Inc. (“IonQ” or “the Company”), formerly known as dMY Technology Group, Inc. III (“dMY”), was incorporated in the state of Delaware in September 2020 and formed as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. IonQ Quantum, Inc. (formerly known as IonQ, Inc., and referred to as “Legacy IonQ” herein), was incorporated in the state of Delaware in March 2015 and is headquartered in College Park, Maryland.
On March 7, 2021, Legacy IonQ entered into an Agreement and Plan of Merger (the “Merger Agreement”) with dMY and Ion Trap Acquisition, Inc. (“Merger Sub”), a direct, wholly owned subsidiary of dMY. Pursuant to the Merger Agreement, on September 30, 2021 (“the Closing Date”), the Merger Sub was merged with and into Legacy IonQ with Legacy IonQ continuing as the surviving corporation following the Merger, becoming a wholly owned subsidiary of dMY and the separate corporate existence of the Merger Sub ceased (the “Business Combination”). Commensurate with the Business Combination, dMY changed its name to IonQ, Inc. and Legacy IonQ changed its name to IonQ Quantum, Inc. After the Business Combination, IonQ’s common stock and public warrants are traded on the New York Stock Exchange (“NYSE”) under the symbols “IONQ” and “IONQ WS,” respectively.
Unless otherwise indicated, references in this Quarterly Report on Form10-Q to the “Company” and “IonQ” refer to the consolidated operations of IonQ, Inc. and IonQ Quantum, Inc. References to “dMY” refer to the company prior to the consummation of the Business Combination and references to “Legacy IonQ” refer to IonQ, Inc. prior to the consummation of the Business Combination.
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
For accounting purposes, the Business Combination was treated as the equivalent of Legacy IonQ issuing stock for the net assets of dMY, accompanied by a recapitalization. The net assets of dMY are stated at historical cost, and no goodwill or other intangible assets were recorded. Because Legacy IonQ was deemed the accounting acquirer in the Business Combination, the historical financial statements of Legacy IonQ are the historical financial statements of the Company upon the consummation of the Business Combination. As a result, the condensed consolidated financial statements included in this report reflect (i) the historical operating results of Legacy IonQ prior to the Business Combination; (ii) the combined results of dMY and Legacy IonQ following the close of the Business Combination on September 30, 2021; and (iii) the assets and liabilities of Legacy IonQ stated at their historical cost.
In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy IonQ’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy IonQ convertible redeemable preferred stock and warrants and Legacy IonQ common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Legacy IonQ’s convertible redeemable preferred stock and warrants previously classified as mezzanine equity were retroactively adjusted, converted into common stock, and reclassified to permanent equity because of the reverse recapitalization. All exercise prices for stock options and warrants have similarly been retroactively restated to reflect the exchange ratio established in the Business Combination.

Segment Reporting
The Company operates as one operating segment as its chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2021 and the notes thereto are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.
Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP as determined by the Financial Accounting Standards Board (“FASB”). Such condensed consolidated financial statements include the accounts of IonQ and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022, or thereafter. All references to March 31, 2022 and 2021, in the notes to the condensed consolidated financial statements are unaudited.
Emerging Growth Company
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.
Significant estimates and judgments are inherent in the analysis and measurement of items including, but not limited to revenue recognition, capitalization of internally developed software and quantum computing costs, useful lives of long-lived assets, commitments and contingencies, fair value of available-for-sale securities, and forecasts and assumptions used in determining the fair value of historically granted common stock, stock options and warrants prior to the Business Combination. Management bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ and be affected by changes in those estimates.

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
Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment and intangible assets. The Company recognizes these items at fair value when they are considered to be impaired or upon initial recognition when acquired through a business combination or an asset acquisition. The fair value of these assets and liabilities are determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.
Due to their short-term nature, the carrying amounts reported in the Company’s condensed consolidated financial statements approximates the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, checking deposits, money market funds, and certain commercial paper and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are non-interest bearing and represent amounts billed and currently due from customers at the gross invoiced amount as well as unbilled amounts related to unconditional rights for consideration to be received for services performed but not yet invoiced. A receivable is recorded when the Company has an unconditional right to receive payment. Accounts receivable consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Billed accounts receivable	$97	$261
Unbilled accounts receivable	472	446

Total accounts receivable	$569	$707
On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off. This assessment is based on management’s evaluation of past due receivables, collectability of specific accounts, historical loss experience and overall economic conditions. The Company did not have any allowance for doubtful accounts as of March 31, 2022
,
and December 31, 2021.

Investments
Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. Investments are classified as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Investments with remaining contractual maturities of one year or less from the balance sheet date, which are not considered cash equivalents, are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in accumulated other comprehensive loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net.
The Company performs periodic evaluations to determine whether any declines in the fair value of investments below cost are other-than-temporary. The evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as the Company’s ability and intent to hold the investments until a forecasted recovery occurs. The impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Other-than-temporary fair value impairments are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation. Historical cost of fixed assets is the cost as of the date acquired. Hardware and labor costs associated with the building of quantum computing systems are capitalized. Costs to maintain quantum computing systems are expensed as incurred.
Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets.
Intangible Assets, Net
The Company’s intangible assets include website domain costs, patents, intellectual property and trademarks. Intangible assets with identifiable useful lives such as patents and intellectual property are initially valued at acquisition cost and are amortized over their estimated useful lives, which is generally 20 years, using the straight-line method. With respect to patents, acquisition costs include external legal and patent application costs. Intangible assets with indefinite useful lives are assessed for impairment at least annually. During the three months ended March 31, 2022 and 2021, the Company capitalized
$0.1 million and $1.5 million, respectively, of intangible assets primarily related to intellectual property.
Capitalized Internally Developed Software
Capitalized internally developed software, which is included in intangible assets, net, consists of costs to purchase and develop internal-use software, which the Company uses to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for use as part of the Company’s service offerings, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. During the three months ended March 31, 2022 and 2021, the Company capitalized $0.5 million and $0.3 million in internal-use software costs, respectively. The Company amortized $0.3 million and $0.1 million of capitalized internally developed software costs during the three months ended March 31, 2022 and 2021, respectively.
Warrant Liabilities
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, such as the public warrants, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued upon exercise or at each reporting date for the unexercised public warrants, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The warrants of dMY assumed in the Business Combination are classified as liabilities and remeasured at each reporting period (as more fully described in Note 11). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Revenue Recognition
The Company derives revenue from providing access to its QCaaS and consulting services related to co-developing algorithms on the quantum computing systems. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
To support this core principle, the Company applies the following five step approach:

1.	Identify the contract with the customer

2.	Identify the performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations

5.	Recognize revenue when (or as) the entity satisfies a performance obligation
The Company has determined that its QCaaS contracts represent a combined, stand-ready performance obligation to provide access to its quantum computing systems together with related maintenance and support. The transaction price generally includes a variable fee based on usage of its quantum computing systems and may include a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. The Company has determined that contracts which contain consulting services related to co-developing quantum computing algorithms and the ability to use our quantum computing systems to run such algorithms represent a combined performance obligation that is satisfied over-time with revenue recognized based on the efforts incurred to date relative to the total expected effort.
For contracts with a fixed transaction price, the fixed fee is recognized on a straight-line basis over the access period or associated measure of progress for our contracts for the co-development of quantum computing algorithms. For contracts without fixed fees, variable usage fees are billed and recognized during the period of such usage. As of March 31, 2022 and 2021, all of the revenue recognized by the Company was recognized based on transfer of service over time. There were no revenues recognized at a point in time. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.
The Company may enter into multiple contracts with a single counterparty at or near the same time. The Company will combine contracts and account for them as a single contract when one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective; (ii) consideration to be paid in one contract depends on the price or performance of the other contract; and (iii) goods or services promised are a single performance obligation. Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer. For arrangements that contain consideration payable to a customer, the Company determines whether such payments are a reduction of the transaction price or a payment to the customer for a distinct good or service. The Company has entered into one revenue arrangement in which it granted warrants to the counterparty. Refer to Note 10 for further information on the customer warrants.
The variable fees associated with the QCaaS are generally billed a month in arrears. Customers also have the ability to make advance payments. If a contract exists under ASC 606, advance payments are recorded as a contract liability until services are delivered or obligations are met and revenue is earned. Contract liabilities to be recognized in the succeeding 12-month period are classified as current and the remaining amounts are classified as non-current liabilities in the Company’s condensed consolidated balance sheets.
As of March 31, 2022, approximately $21.3 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue of $7.1 million, $7.9 million and $6.3 million related to these remaining performance obligations in the remaining nine months ended December 31, 2022, the year ended December 31, 2023, and thereafter, respectively.
Total unearned revenues
, including both current and noncurrent, were $3.9 million and $5.0 million at March 31, 2022 and December 31, 2021, respectively. The change in unearned
revenue for the quarter ended March 31, 2022 was primarily due to revenue recognized on approximately $1.2 million of performance obligations which have been satisfied since December 31, 2021.
For contractual arrangements where consideration is paid up-front, the transfer of the quantum computing services is completed at the discretion of the customer as the customer chooses to use the services starting from the date of contract inception. As such, the up-front payment of consideration does not represent a significant financing component.

Cost to Obtain a Contract
Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. For the three months ended March 31, 2022 and 2021, the Company has not incurred any material incremental costs of obtaining contracts.
Stock-Based Compensation
The Company measures and records the expense related to stock-based awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the fair value of stock awards and the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the fair value of share-based awards, including the fair value of the Company’s common stock, the option’s expected term, the price volatility of the underlying common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company records forfeitures as they occur.
Stock-based compensation cost for restricted stock units is measured based on the fair value of the Company’s common stock on the grant date. For awards with a performance-based vesting condition, the Company records stock-based compensation cost if it is probable that the performance condition will be achieved.
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
The Company’s accounts receivable are derived from customers primarily located in the United States. The Company performs periodic evaluations of its customers’ financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable and maintains an allowance for doubtful accounts. Credit losses historically have not been material.
Significant customers are those which represent more than 10% of the Company’s total revenue. The Company’s revenue was primarily from two significant customers for the three months ended March 31, 2022. The Company’s revenue was from three significant customers for the three months ended March 31, 2021.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock during the period, plus common stock equivalents, outstanding during the period.
Earnings (loss) per share calculations for all periods have been retroactively restated to reflect the conversion of the Company’s convertible redeemable preferred stock and the equivalent number of shares reflecting the exchange ratio established in the Business Combination.

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss available to common stockholders	$(4,227)	$(7,335)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	196,183,247	118,718,574

Net loss per share attributable to common stockholders – basic and diluted	$(0.02)	$(0.06)

In periods with a reported net loss, the effects of anti-dilutive stock options, unvested restricted stock units, unvested restricted common stock and warrants are excluded and diluted loss per share is equal to basic loss per share. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Common stock options outstanding	21,108,390	24,715,333
Warrants to purchase common stock	8,301,202	8,301,202
Public warrants	5,232,471	—
Unvested restricted stock units	1,310,471	—
Unvested common stock	1,351,261	—

Total	37,303,795	33,016,535

Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13,
Financial Instruments—Credit Losses
, along with various updates and improvements. The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted. Based on the composition of the Company’s trade receivables and other financial assets, current market conditions and historical credit loss activity, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt,
Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

1
4

3. CASH EQUIVALENTS AND INVESTMENTS
The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash equivalents and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	AS OF MARCH 31, 2022				AS OF DECEMBER 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$40,261	$—	$—	$40,261	$123,690	$—	$—	$123,690
Commercial paper	251,909	1	(544)	251,366	203,628	—	(21)	203,607
Corporate notes and bonds	205,195	2	(3,314)	201,883	80,060	2	(109)	79,953
Municipal bonds	6,905	—	(156)	6,749	2,000	—	—	2,000
US government and agency	86,787	—	(678)	86,109	193,347	1	(20)	193,328

Total cash equivalents and investments	$591,057	$3	$(4,692)	$586,368	$602,725	$3	$(150)	$602,578

Unrealized losses related to investments were primarily a result of interest rate fluctuations, and none of the investments held as of March 31, 2022
,
have been in a continuous unrealized loss position for greater than one year. As of March 31, 2022, the Company did not consider any of its available-for-sale investments to be other-than-temporarily impaired nor does the Company intend, or believe it is more likely than not, that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.
The estimated fair value of the Company’s cash equivalents and investments in available-for-sale securities as of March 31, 2022, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	1 Year or Greater	Total
Cash and money market funds	$40,261	$—	$40,261
Commercial paper	251,366	—	251,366
Corporate notes and bonds	48,396	153,487	201,883
Municipal bonds	1,997	4,752	6,749
US government and agency	73,888	12,221	86,109

Total	$415,908	$170,460	$586,368

1
5

4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets :
Cash equivalents:
Cash and money market funds (1)	$40,261	$—	$—	$40,261
Commercial paper	—	46,490	—	46,490

Total cash equivalents	40,261	46,490	—	86,751

Short-term investments:
Commercial paper	—	204,876	—	204,876
Corporate notes and bonds	—	48,396	—	48,396
Municipal bonds	—	1,997	—	1,997

US government and agency	—	73,888	—	73,888
Total short-term investments	—	329,157	—	329,157

Long-term investments
Corporate notes and bonds	—	153,487	—	153,487
Municipal bonds	—	4,752	—	4,752
US government and agency	—	12,221	—	12,221

Total long-term investments	—	170,460	—	170,460

Total Assets	$40,261	$546,107	$—	$586,368
Liabilities :
Public warrants	$20,508	$—	$—	$20,508

	Fair Value Measured as of December 31, 2021:
	Level 1	Level 2	Level 3	Total
Assets :
Cash equivalents:
Ca sh and m oney market funds (1)	$123,690	$—	$—	$123,690
Commercial paper	—	125,335	—	125,335
US government and agency	—	150,000	—	150,000

Total cash equivalents	123,690	275,335		399,025

Short-term investments:
Commercial paper	—	78,272	—	78,272
Corporate notes and bonds	—	14,818	—	14,818
Municipal bonds		2,000		2,000
US government and agency	—	28,353	—	28,353

Total short-term investments	—	123,443	—	123,443

Long-term investments
Corporate notes and bonds	—	65,135	—	65,135
US government and agency	—	14,975	—	14,975
Total long-term investments	—	80,110	—	80,110

Total Assets	$123,690	$478,888	—	$602,578

Liabilities :
Public warrants	$33,962	$—	$—	$33,962

(1)	Includes money market funds associated with the Company’s overnight investment sweep account.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the period. On March 31, 2022, the closing trading price of the public warrants was
 $3.92 per warrant.

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is composed of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment and acquired computer software	$971	$840
Machinery, equipment, furniture and fixtures	6,104	5,497
Leasehold improvements	949	827
Quantum computing systems	17,504	15,151

Gross property and equipment	25,528	22,315
Less: accumulated depreciation	(4,397)	(3,445)

Property and equipment, net	$21,131	$18,870

Depreciation expense for the three months ended March 31, 2022 and 2021 was $1.0 million and $0.3 million, respectively.
6. AGREEMENTS WITH UMD AND DUKE
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
-
in capital based on the fair value of the shares at the date the amendments were executed of $1.6 million. The shares for each executed amendment were issued during the year ended December 31, 2021.
Exclusive Option Agreements
The Company also entered into an exclusive option agreement (“Option Agreement”) with each of UMD and Duke in 2016 whereby on the anniversary of the effective date of the License Agreement for a period of 5 years, the Company has the right to exclusively license additional intellectual property developed by UMD and Duke (the “Additional Patents” and together with the Initial Patents, the “Licensed Patents”) by exercising an annual option and issuing common shares each to Duke and UMD in consideration for the Additional Patents. The amount issued to UMD and Duke pursuant to the option over the 5-year term is equal to an aggregate of 642,995 common shares to each university after giving effect to the recapitalization. The Company may elect not to exercise the option if there was not a minimum number of intellectual property developed in a given year and then the Option Agreement would extend another year. In December 2020, the Company and Duke amended the Duke Option Agreement to provide for the issuance of the remaining 1,214,317 shares of common stock after giving effect to the recapitalization in consideration for research and development services through July 15, 2026. Under the terms of the amended Option Agreement, the issuance of shares is a nonrefundable upfront payment in exchange for research and development services by Duke whereby the Company will obtain rights to any potential future intellectual property developed during the term. As such, the fair value of the shares of common stock issued to Duke was recorded as a prepaid expense and is being amortized over the term of the arrangement as services are received. The Company recognized $0.1 million of research and development expense related to the agreement with Duke during each of the three months ended March 31, 2022 and 2021
.
In February 2021, the Company and UMD amended the UMD Option Agreement to provide for the issuance of the remaining 128,599 shares of common stock after giving effect to the recapitalization to UMD as a nonrefundable upfront payment in exchange for research and development services by UMD and rights to any potential future intellectual property developed through July 2021. The fair value of the shares issued to UMD was $0.8 million. The Company recognized $0.2 million of research and development expense associated with the UMD Option Agreement amendment for the three months ended March 31, 2021. The UMD Option Agreement was fully amortized in 2021 and therefore no
research and development expense was recognized for the three months ended March 31,
2022.

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
7. COMMITMENTS AND CONTINGENCIES
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
8. INCOME TAX
The Company had no provision for income taxes in any period presented. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of March 31, 2022, and December 31, 2021. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

1
8

9. CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Our second amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.
Convertible Redeemable Preferred Stock
Legacy IonQ’s convertible redeemable preferred stock previously classified as mezzanine equity was retroactively adjusted, converted into common stock, and reclassified to permanent equity because of the reverse recapitalization as described in Note 1. No shares of Legacy IonQ convertible redeemable preferred stock were issued during the three months ended March 31, 2021, requiring adjustment as a result of the reverse recapitalization.
Preferred Stock
Under our second amended and restated certificate of incorporation, our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. Any issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock have been issued as of March 31, 2022.
Common Stock
The terms, rights, preference, and privileges of the common stock are as follows:
Voting Rights
Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, each holder of common stock possesses all voting power for the election of our directors and all other matters requiring stockholder action. Holders of common stock are entitled to one vote per share on matters to be voted on by stockholders. The Company’s certificate of incorporation and bylaws do not provide for cumulative voting rights.
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

1
9

10. WARRANT TRANSACTION AGREEMENT
In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer, warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”), subject to certain vesting events. Upon closing of the Business Combination, these warrants exercisable for Legacy IonQ Series B-1 preferred stock were assumed by the Company and converted into a warrant to purchase a number of shares of common stock equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Legacy IonQ common stock issuable upon conversion of a share of Legacy IonQ Series B-1 preferred stock and (b) the Exchange Ratio (as defined in the Super 8-K filed with the SEC on October 4, 2021, at an exercise price per share (rounded up to the nearest whole cent) equal to (i) the exercise price per share of such Legacy IonQ Warrant Shares divided by (ii) the Exchange Ratio. Except as specifically provided in the merger agreement, the Warrant Shares will have the same terms and be subject to the same conditions (including applicable vesting conditions) as set forth in the Legacy IonQ warrant agreement. As of March 31, 2022, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company.
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
During 2020, Warrant Shares with a fair value of $0.6 million vested. This fair value of the unamortized warrants is recorded within other noncurrent assets and the Warrant Shares are amortized over time as the related customer revenue is earned. During the three months ended March 31, 2022 and 2021, zero and $0.1 million of the warrant amortization was recorded as a reduction of the related customer revenue. As of December 31, 2021, the contract asset was fully amortized.
11. WARRANT LIABILITIES
The Company assumed 7,500,000 of public warrants on September 30, 2021
,
as part of the Business Combination. As of March 31, 2022, there were 5,231,531 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.
Public warrants
The public warrants may be exercised on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering of dMY; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the public warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their public warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The public warrants became exercisable on November 17, 2021.
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

No public warrants had been redeemed by the Company as of March 31, 2022.

12. STOCK-BASED COMPENSATION
Equity Incentive Plans
The Company has a 2015 Equity Incentive Plan (the “2015 Plan”) which provided for the grant of share-based compensation to certain officers, directors, employees, consultants, and advisors. Upon the Closing of the Business Combination, no further awards were made pursuant to the 2015 Plan and all outstanding Legacy IonQ stock options under the 2015 Plan were assumed by the Company. Each Legacy IonQ stock option issued and outstanding immediately prior to the Business Combination was converted into an option to purchase shares of common stock of the Company equal to the product of (a) the number of shares of Legacy IonQ common stock subject to such Legacy IonQ stock option agreement immediately prior to the Business Combination and (b) the exchange ratio at an exercise price equal to the (i) the exercise price per share of such Legacy IonQ stock option divided by (ii) the exchange ratio. Such stock options will continue to be governed by the terms of the 2015 Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire by their terms. For awards granted under the 2015 Plan, vesting generally occurs over four to five years from the date of grant.
In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the stockholders approved the 2021 Plan in September 2021. The 2021 Plan became effective immediately upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. Initially, a maximum of 26,235,000
shares of common stock may be issued under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, by 5%
of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2022, the number of shares reserved for issuance under the 2021 Plan increased by 12,947,703.
For awards granted under the 2021 Plan, vesting generally occurs over four years from the date of grant. As of March 31, 2022, we had 35,662,591 shares available for grant under the 2021 Plan.
Under both equity incentive plans
,
all options granted have a contractual term of 10 years.
Stock Options
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The
Black-Scholes
option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
Expected Volatility—As the Company was privately held until 2021 and there has been no history of a public market for its common stock prior to closing the Business Combination, the expected volatility is based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data.
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
Fair Value of Underlying Common Stock—For options granted under the 2015 Plan, because the Company’s common stock was not yet publicly traded on the date of grant, the Company estimated the fair value of common stock prior to closing the Business Combination. The board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered includes, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of Legacy IonQ’s previously Convertible Redeemable Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. For options granted under the 2021 Plan, the Company utilizes the closing stock price on the date of grant as the fair value of the common stock underlying such options.
The assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2022 and 2021, are as follows:

	Three Months Ended March 31,
	2022	2021
Ris k -Free Interest Rate	1.76%	0.96%
Expected Term (in years)	5.63	6.26
Expected Volatility	77.48%	77.04%
Dividend Yield	—%	—%
A summary of the stock option activity is as follows:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	21,863,368	$0.34	8.67	$44.79
Granted	6,492,540	2.39
Exercised	(3,137,652)	1.71
Cancelled/Forfeited	—	—
Outstanding as of March 31, 2021	25,218,256	$0.70	8.70	$179.88

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2021	22,133,210	$0.64	7.84	$377.58
Granted	1,352,170	12.87
Exercised	(453,225)	0.29
Cancelled/Forfeited	(70,523)	0.96

Outstanding as of March 31, 2022	22,961,632	$1.38	7.75	$261.76

Exercisable as of March 31, 2022	11,418,065	$0.70	7.40	$137.84

Exercisable and expected to vest at March 31, 2022	22,961,632	$1.38	7.75	$261.76

The following table summarizes additional information on stock option grants, vesting and exercises (in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021

Total intrinsic value of options exercised	$5.7	$19.2
Aggregate grant-date fair value of options vested	$2.2	$0.7
Weighted-average grant date fair value per share for options granted	$12.9	$5.1
Early Exercised Stock Options
As of March 31, 2022 and December 31, 2021, there were 1,281,151 and 1,420,662 shares
,
respectively, subject to repurchase related to stock options early exercised and unvested. These amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of March 31, 2022
,
and December 31, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $2.8 million and $3.1 million, respectively, in its condensed consolidated balance sheets.
Restricted Stock Units
A summary of RSU activity for the three months ended March 31, 2022, is summarized in the following table (in thousands, except time period and per share amounts):

	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)

Outstanding as of December 31, 2021	—	$—	—	$—
Granted	2,169,942	12.89
Vested	(198,109)	12.93
Forfeited	(2,000)	12.93

Outstanding as of March 31, 2022	1,969,833	$12.89	3.45	$25.39
Expected to vest after March 31, 2022	1,908,333	$12.89	3.56	$24.59
Stock-Based Compensation Expense
Total stock-based compensation expense for stock option awards, RSU awards, and unvested restricted common stock which are included in the condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$104	$—
Research and development	1,698	454
Sales and marketing	73	—
General and administrative	4,797	977

Stock-based compensation, net of amounts capitalized	6,672	1,431
Capitalized stock-based compensation – Intangibles and fixed assets	176	44

Total stock-based compensation	$6,848	$1,475

Unrecognized Stock-Based Compensation
A summary of our remaining unrecognized compensation expense and the weighted-average remaining amortization period at March 31, 2022, related to our non-vested stock options and RSU awards is presented below (in millions, except time period amounts):

	Three Months Ended March 31, 2022
	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$23.0	1.8
Stock options	$39.4	1.9

Employee Stock Purchase Plan
In August 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 5,354,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2022 and continuing through and including January 1, 2031, equal to the lesser of (i) 1% of the fully diluted shares of common stock outstanding on the last day of the prior fiscal year, (ii) 10,708,000 shares, or (iii) a lesser number of shares determined by the Company’s board of directors prior to such increase. The board of directors elected not to approve the annual increase of ESPP shares on January 1, 2022.
Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of March 31, 2022
,
no
shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.
13. RELATED PARTY TRANSACTIONS
Transactions with UMD and Duke
As described in Note 6, the Company entered into a License Agreement and Option Agreement with UMD and Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the Amendments to the Duke and UMD Option Agreements, has purchased research and development services. The Company considers these agreements to be related party transactions because the Company’s Co-Founder and Chief Technology Officer served as a professor at Duke and the Company’s Co-Founder and Chief Scientist served as a professor at UMD. During 2021, the Company’s Chief Scientist moved to Duke and each, in their role as professors at Duke, are leading the research subject to the License Agreement and Option Agreement with Duke as of March 31, 2022.
In addition, the Company has an operating lease for office space with the UMD.
In September 2021, the Company entered into a multiyear deal with UMD to provide certain quantum computing services and facility access related to the National Quantum Lab at UMD in exchange for payments totaling $
14.0

million over 3 years.

The transaction price is estimated at $12.6 million.
The Company’s results from transactions with related parties, as reflected in the condensed consolidated statements of operations and comprehensive loss are detailed below (in thousands). Except for $
0.1
million related to the amortization of a research and development arrangement with Duke in the three
months ended
March 31, 2022
and
2021
, respectively, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$992	$—

Cost of revenue	14	—
Research and development (1)	271	540
Sales and marketing	32	—
General and administrative	29	69

(1)
Included in research and development expenses for the three months ended March 31, 2022 and 2021, respectively, is non-cash amortization associated with the Exclusive Option Agreements with UMD and Duke of $0.1 million and $0.3 million. Also included in research and development expenses is $0.2 million in allocated rent expense for each of the three months ended March 31, 2022 and 2021.

The Company has the following balances related to transactions with related parties, as reflected in the condensed consolidated balance sheets (in thousands). Except for $0.5 million in prepaids expenses and other current assets as of March 31, 2022 and December 31, 2021, respectively, and $1.7 million
 and $1.8

million
 in other noncurrent assets as of March 31, 2022 and December 31, 2021, respectively, which relate to prepaid services to Duke under the Option agreement, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	March 31, 2022	December 31, 2021
Assets

Prepaid expenses and other current assets	$587	$612
Operating lease right-of-use asset	3,964	4,032
Other noncurrent assets	1,715	1,845

Liabilities
Accounts payable	—	54
Current operating lease liabilities	573	568
Unearned revenue	1,829	2,821
Non-current operating lease liabilities	3,600	3,643
14. GEOGRAPHIC INFORMATION
Revenue generated for customers located in the United States was approximately 87% and 60% of revenue for the three months ended March 31, 2022 and 2021, respectively.

2
4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” or similar language are intended to identify forward-looking statements.
It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2021, filed with the SEC on March 28, 2022. Unless the context otherwise requires, the terms “IonQ,” “Legacy IonQ” “we,” “us,” “our” and similar terms refer to IonQ Quantum, Inc. prior to the consummation of the Business Combination and IonQ, Inc. and its wholly owned subsidiaries after the consummation of the Business Combination. References to “dMY” refer to the predecessor company prior to the consummation of the Business Combination.
Overview
We are developing quantum computers designed to solve the world’s most complex problems, and transform business, society, and the planet for the better. We believe that our proprietary technology, our architecture, and the technology exclusively available to us through license agreements will offer us advantages both in terms of research and development, as well as the commercial value of our intended product offerings. We sell access to a quantum computer with 20 algorithmic qubits, and we are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available via three major cloud platforms, Amazon Web Services’ (AWS) Amazon Braket, Microsoft’s Azure Quantum, and Google’s Cloud Marketplace, and to select customers via our own cloud service.
We are still in the early stages of generating revenue. We have incurred significant operating losses since our inception. Our net losses were $4.2 million for the three months ended March 31, 2022, and we expect to continue to incur significant losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $150.0 million. We expect to continue to incur losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve increasingly higher number of stable qubits and higher levels of fidelity than that which presently exists—prerequisites for quantum computing to reach broad quantum advantage.
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
Business and Technical Highlights

•	Announced a major commercial deal with Hyundai Motor Company to develop quantum algorithms that may improve the charging, discharging, durability, capacity, and safety of electric vehicle batteries.

•
Highlighted our collaboration with Oak Ridge National Laboratory to research metal hydrides, which can benefit the development of technologies including batteries and hydrogen storage for hydrogen powered vehicles.

•	Announced that the IonQ Aria system achieved a record 20 algorithmic qubits, representing a massive leap forward not just for IonQ.

•
Announced that IonQ Aria will soon be accessible on Microsoft Azure’s Quantum Cloud, bringing the world’s most powerful quantum computer out of private beta and giving full access to the public. This will enable developers everywhere to learn about and begin leveraging quantum and demonstrates our dedication to spearheading access in the industry.

•	Recent results showed that IonQ’s new barium qubits are already delivering on their promise of more accurate quantum computing with a 13-fold reduction in state preparation and measurement errors.

•	Secured a sustainable, perpetual source of barium qubits through a partnership with the U.S. Department of Energy’s Pacific Northwest National Laboratory (PNNL).

•
Announced the invention of a new family of quantum gates in collaboration with the Duke Quantum Center (DQC) at Duke University. We believe these new gates will eventually lead to more efficient quantum algorithms requiring many fewer qubits. Importantly, the gates can only be run using the unique architecture employed by IonQ and DQC systems.

•
We were part of a group of private companies and universities that received a research and development award from DARPA to fund a quantum algorithms benchmarking project. While contracting is still being finalized, we are the only quantum hardware maker selected for this multi-year award.

•
In May 2022, we announced that the team has completed construction on IonQ Forte, the next generation in IonQ’s series of quantum computers. Forte is a ytterbium system that uses IonQ’s in-house ion trap chip. The system incorporates a new beam-steering technology for the lasers that control its qubits and is designed to allow IonQ to work with larger numbers of qubits and deliver stable beams which we believe can more precisely address and encode those qubits. Forte is expected to launch with select developer, partner, and research access in the second half of this year and broader customer access in 2023.

•	Named as one of TIME’s 100 Most Influential Companies, honoring IonQ in the “New Frontiers” category for the Company’s impact across the globe.

•	Hired world-class talent, with key positions filled by Laurie Babinski as General Counsel and Secretary (Intuit’s Credit Karma) and Anant Sanchetee as Senior Director of Marketing (Meta, Dreem).
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
We have generated limited revenues since our inception. We derive revenue from providing access to quantum-computing-as-a-service (“QCaaS”) and consulting services related to co-developing algorithms on our quantum computing systems. In arrangements with the cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users.

We have determined that our QCaaS contracts represent a combined, stand-ready performance obligation to provide access to our quantum computing systems together with related maintenance and support. The transaction price for our contracts generally includes a variable fee based on usage of our quantum computing systems and may include a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For contracts with a fixed transaction price, the fixed fee is recognized as QCaaS subscription-based revenues on a straight-line basis over the access period. The Company has determined that contracts which contain consulting services related to co-developing quantum computing algorithms and the ability to use our quantum computing systems to run such algorithms represent a combined performance obligation that is satisfied over-time with revenue recognized based on the efforts incurred to date relative to the total expected effort. For contracts without fixed fees, variable usage fees are billed and recognized during the period of such usage.
We are currently focused on marketing our QCaaS and have entered into, and are continuing to enter into, new contracts with customers.
Operating Costs and Expenses
Cost of revenue
Cost of revenue primarily consists of expenses related to delivering our services, including personnel-related expenses, allocated facility and other costs for customer facing functions, and costs associated with maintaining our in service quantum computing systems to ensure proper calibration as well as costs incurred for maintaining the cloud on which the QCaaS resides beginning in the period that QCaaS revenue generating activities began. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems and related software.
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

Nonoperating Costs and Expenses
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities consists of mark-to-market fair value adjustments recorded associated with the public warrants assumed as part of the business combination.
Other income (expense), net
Other income (expense), net consists of income earned on our money market funds and other available-for-sale investments, offset by certain other expenses.
Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$1,953	$125
Costs and expenses:
Cost of revenue (excluding depreciation and amortization) (1)	568	181
Research and development (1)	7,338	3,654
Sales and marketing (1)	1,871	227
General and administrative (1)	9,194	2,956
Depreciation and amortization	1,266	445

Total operating costs and expenses	20,237	7,463

Loss from operations	(18,284)	(7,338)
Change in fair value of warrant liabilities	13,448	—
Other income (expense), net	609	3

Loss before benefit for income taxes	$(4,227)	(7,335)
Benefit for income taxes	—	—

Net loss	$(4,227)	$(7,335)

(1)	Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$104	$—
Research and development	1,698	454
Sales and marketing	73	—
General and administrative	4,797	977
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Revenue	$1,953	$125	$1,828	1,462%
Revenue increased by $1.8 million, or 1,462%, to $2.0 million for the three months ended March 31, 2022, from $0.1 million for the three months ended March 31, 2021. The increase was primarily driven by three new revenue contracts under which we provided services during the three months ended March 31, 2022.

Cost of revenue

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$568	$181	$387	214%
Cost of revenue increased by $0.4 million, or 214%, to $0.6 million for the three months ended March 31, 2022, from $0.2 million for the three months ended March 31, 2021. The increase was driven by the increase in costs to service active contracts for the three months ended March 31, 2022.
Research and development

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Research and development	$7,338	$3,654	$3,684	101%
Research and development expenses increased by $3.7 million, or 101%, to $7.3 million for the three months ended March 31, 2022, from $3.7 million for the three months ended March 31, 2021. The increase was primarily driven by a $2.2 million increase in payroll-related expenses, including stock-based compensation of $1.2 million as a result of increased headcount, and a $1.0 million increase in materials, supplies and equipment costs.
Sales and marketing

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Sales and marketing	$1,871	$227	$1,644	724%
Sales and marketing expenses increased by $1.6 million, or 724%, to $1.9 million for the three months ended March 31, 2022, from $0.2 million for the three months ended March 31, 2021. The increase was primarily due to an increase of $1.1 million of payroll-related expenses, including an increase in stock-based compensation of $0.1 million as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $0.5 million.
General and administrative

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
General and administrative	$9,194	$2,956	$6,238	211%
General and administrative expenses increased by $6.2 million, or 211%, to $9.2 million for the three months ended March 31, 2022 from $3.0 million for the three months ended March 31, 2021. The increase was primarily driven by an increase of $4.4 million in payroll-related expenses, including an increase in stock-based compensation of $3.8 million, primarily due to the issuance of equity awards during the period, and an increase of $1.1 million in director and officer insurance costs. The remaining increase is primarily due to additional costs incurred to operate as a public company and other general and administrative activities as a result of hiring additional personnel.
Depreciation and amortization

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Depreciation and amortization	$1,266	$445	$821	184%
Depreciation and amortization expenses increased by $0.8 million, or 184%, to $1.3 million for the three months ended March 31, 2022, from $0.4 million for the three months ended March 31, 2021. The increase was primarily driven by an increase of $0.3 million due to amortization of capitalized internally developed software and an increase of $0.4 million in depreciation expense associated with capitalized quantum computing system costs.

Change in fair value of warrant liabilities

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Change in fair value of warrant liabilities	$13,448	$—	$13,448	NM

NM—Not Meaningful
The change in fair value of warrant liabilities increased $13.5 million to $13.5 million for the three months ended March 31, 2022, from zero for the three months ended March 31, 2021, as a result of mark-to-market income adjustments recorded for the public warrants assumed as part of the business combination.
Other income (expense), net

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Other income (expense), net	$609	$3	$606	20,200%
Other income increased by $0.6 million, or 20,200%, to $0.6 million for the three months ended March 31, 2022, from less than $0.1 million for the three months ended March 31, 2021. The increase was primarily driven by an increase of $0.8 million in interest income earned on our available-for-sale investments, offset by other expenses of $0.2 million.
Liquidity and Capital Resources
As of March 31, 2022, we had cash and cash equivalents of $86.8 million and available-for-sale securities of $499.7 million, with $329.2 million classified as short-term investments and $170.5 million classified as long-term investments. We believe that our cash, cash equivalents and investments as of March 31, 2022, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred losses since our inception, and as of March 31, 2022, we had an accumulated deficit of $150.0 million. During the three months ended March 31, 2022, we incurred net losses of $4.2 million. We expect to incur additional losses and higher operating expenses for the foreseeable future.
Future Funding Requirements
We expect our principal sources of liquidity will continue to be our cash, cash equivalents and investments and any additional capital we may obtain through additional equity or debt financings. Our future capital requirements will depend on many factors, including investments in growth and technology. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies which may require us to seek additional equity or debt financing.
Upon the closing of the business combination, we received approximately $636.0 million of gross proceeds. The proceeds are invested in money market funds, commercial paper, corporate and municipal notes and bonds, and other U.S. government and agency securities as disclosed in Note 3 in our condensed consolidated financial statements. We expect to use these investments to fund our strategic operations.
Our primary uses of cash are to fund our operations as we continue to grow our business. We require a significant amount of cash for expenditures as we invest in ongoing research and development and commercialization of our products. Until such time as we can generate significant revenue from sales of our QCaaS, if ever, we expect to finance our cash needs through our cash, cash equivalents and investments, as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our quantum computing technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “
Risk Factors
.”

Other than operating expenses, including our continued investment in our quantum computers, cash requirements for the year ending December 31, 2022, are expected to consist primarily of capital expenditures for corporate facilities.
Our material cash requirements as of March 31, 2022, include operating lease commitments, including the lease of our headquarters in College Park, Maryland. As of March 31, 2022, we have total operating lease obligations of $6.8 million, with $0.7 million payable within 12 months.
Cash flows
The following table summarizes our cash flows for the period indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(8,324)	$(3,898)
Net cash used in investing activities	$(304,098)	$(2,154)
Net cash provided by financing activities	$148	$5,363
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
Net cash used in operating activities during the three months ended March 31, 2022, was $8.3 million, resulting from a net loss of $4.2 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants offset by other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities, increased compensation costs as a result of hiring personnel and increased costs incurred as a public company.
Net cash used in operating activities during the three months ended March 31, 2021, was $3.9 million, resulting primarily from a net loss of $7.3 million, adjusted for non-cash charges of $0.4 million in depreciation and amortization and $1.4 million in stock-based compensation. The increase in net cash used in operations from the prior year was primarily related to our increased research and development activities and associated hiring of personnel, partially offset by an increase in accrued expenses primarily driven by legal fees related to the merger with dMY.
Cash flows from investing activities
Net cash used in investing activities during the three months ended March 31, 2022, was $304.1 million, primarily resulting from purchases of available-for-sale investments of $311.2 million, additions of $2.7 million to property and equipment related to the development of our quantum computing systems, offset by cash received from maturities of available-for-sale investments of $10.4 million.
Net cash used in investing activities during the three months ended March 31, 2021, was $2.2 million, primarily resulting from additions of $1.7 million to property and equipment primarily related to the development of our quantum computing systems, $0.3 million of capitalized internal software development costs, and $0.2 million of intangible assets acquisition costs.
Cash flows from financing activities
Net cash provided by financing activities during the three months ended March 31, 2022, was $0.1 million, primarily resulting from proceeds from stock options exercised.
Net cash provided by financing activities during the three months ended March 31, 2021, was $5.4 million, primarily resulting from proceeds from stock options exercised.

Critical Accounting Estimates
This discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.
Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. Within our Annual Report, we have disclosed our critical accounting estimates that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

Recently Issued and Adopted Accounting Standards
See Note 2, Summary of Significant Accounting Policies, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk
We had cash and cash equivalents of $86.8 million and total investments of $499.7 million as of March 31, 2022. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Our investments are held in commercial paper, corporate notes and bonds, municipal bonds, and U.S. government and agency securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increased risk. To achieve this object, we invest in highly liquid securities depending on our strategic cash needs. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.
Concentration of Credit Risk
We deposit our cash, cash equivalents and investments with financial institutions, and, at times, such balances may exceed federally insured limits. Management believes the financial institutions that hold our cash, cash equivalents and investments are financially sound and, accordingly, minimal credit risk exists with respect to cash, cash equivalents and investments.
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
We will remain an emerging growth company under the JOBS Act until the earliest of (i) December 31, 2025, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist.
Material Weakness in Internal Control Over Financial Reporting
In connection with the audit of our financial statements as of and for the fiscal year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to our financial statement close process. Specifically,

•
Although we recently added accounting and financial reporting personnel with requisite knowledge and experience in the application of U.S. GAAP and SEC rules, the Company is still in process of formalizing its processes and procedures, establishing clear authorities and approvals and segregating duties to facilitate accurate and timely financial reporting.

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
Remediation Efforts to Address the Material Weakness
In light of the material weakness identified, we are implementing a remediation plan which includes measures designed to improve our internal control over financial reporting to remediate this material weakness. These measures include adding resources (both internal and external) as well as improving the control environment around financial systems and processes. As of March 31, 2022, we have completed the following remedial actions:

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
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows. Please refer to Note 7, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of current legal proceedings.

Item 1A.	Risk Factors.
RISK FACTORS
Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties described above under “Special Note Regarding Forward Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on
Form 10-Q.
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
We were founded in 2015 and first offered our quantum-computing-as-a-service (“QCaaS”) and professional services related to training on our quantum computing systems in 2020 and 2019, respectively. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of algorithmic qubits. We have commercialized a quantum computer with 20 algorithmic qubits. As a result, our scalable business model has not been formed and our technical roadmap may not be realized as quickly as hoped, or even at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase until more powerful, scalable computers are produced, which requires a number of technological advancements which may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our QCaaS, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities.
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
We incurred net losses of $106.2 million and $4.2 million for the year ended December 31, 2021 and three months ended March 31, 2022, respectively. As of March 31, 2022, we had an accumulated deficit of $150.0 million. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant production of our quantum computers, which is not expected to occur until 2025, at the earliest, and may occur later, or never. Even with significant production, such production may never become profitable.
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
The material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate this material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.
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
We may also be exposed to increased stockholder litigation due to the short seller report issued in May 2022. In addition, in the past, stockholders have initiated class action lawsuits against companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.
Investigations, inquiries or litigation by various regulators may harm our reputation regardless of the outcome of any such action. Negative perceptions of our business may result in additional regulation, enforcement actions by the government and increased litigation, or harm to our ability to attract or retain customers or strategic partners, any of which may affect our business. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, unfavorable media coverage or class action could adversely affect our business, financial condition and results of operations.
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
If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. The market price of our common stock may be highly volatile and may fluctuate or decline significantly in response to numerous factors, some of which are beyond our control. The securities markets have experienced and continue to experience significant volatility. Market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

•	variations in quarterly operating results or dividends, if any, to stockholders;

•	additions or departures of key management personnel;

•	publication of research reports about our industry;

•	rumors and market speculation involving us or other companies in our industry, which may include short seller reports;

•	litigation and government investigations;

•	changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business;

•	adverse market reaction to any indebtedness incurred or securities issued in the future;

•	changes in market valuations of similar companies;

•	announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments;

•	the impact of the COVID-19 pandemic or other geopolitical events such as Russia’s incursion into Ukraine; and

•	the impact of any of the foregoing on our management, employees, partners, customers, and operating results.
Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.
Short sellers may engage in manipulative activity intended to drive down the market price of our common stock, which could also result in related regulatory and governmental scrutiny, among other effects.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller attacks. Short selling reports can cause increased volatility in an issuer’s stock price, and result in regulatory and governmental inquiries. On May 3, 2022, a short seller report was published about us, which contained certain allegations against us. Any inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the SEC or the U.S. Department of Justice, could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations.
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
As of March 31, 2022, our directors and executive officers of, and beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 39.3% of our outstanding common stock. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.
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
We have warrants outstanding to purchase an aggregate of 13,532,733 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 35,662,591 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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

Item 6.	Exhibits.

(a)	Exhibits.
The exhibits listed below are filed as part of this Quarterly Report on Form10-Q.

Incorporated by Reference
Exhibit	Description	Form	File Number	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc.	8-K	001-39694	2.1	March 8, 2021

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.	8-K	001-39694	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.	8-K	001-39694	3.2	October 4, 2021

10.1#	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the 2021 Equity Incentive Plan

10.2+	Amendment No. 3 to Exclusive License Agreement, dated February 1, 2021, between the University of Maryland and IonQ, Inc.

10.3+	Amendment No. 4 to Exclusive License Agreement, dated February 1, 2021, between the University of Maryland and IonQ, Inc.

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

+
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Indicates a management contract or compensatory plan, contract or arrangement.
*
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of this Quarterly Report on Form10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IonQ, Inc.

Date: May 16, 2022	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)