Form 10-Q
period 2022-06-30
IonQ, Inc.
filed 2022-08-15
CIK 1824920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2of the Exchange Act):    Yes  ☐    No  ☒
As of August 8, 2022, there were

199,207,574

shares of common stock, par value $0.0001 per share, issued and outstanding.

IONQ, INC.
QUARTERLY REPORT ON FORM 10-Q

PART 1-FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
IONQ, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$43,968	$399,025
Short-term investments	379,383	123,443
Accounts receivable	1,782	707
Prepaid expenses and other current assets	5,113	6,442

Total current assets	430,246	529,617
Long-term investments	147,992	80,110
Property and equipment, net	24,872	18,870
Operating lease right-of-use assets	3,894	4,032
Intangible assets, net	6,839	5,841
Other noncurrent assets	3,149	3,558

Total Assets	$616,992	$642,028

Liabilities and Stockholders’ Equity :
Current liabilities:
Accounts payable	$3,680	$1,882
Accrued expenses	4,019	2,647
Current portion of operating lease liabilities	577	568
Unearned revenue	4,885	3,430
Current portion of stock option early exercise liabilities	1,130	1,164

Total current liabilities	14,291	9,691
Operating lease liabilities, net of current portion	3,556	3,643
Unearned revenue, net of current portion	616	1,533
Stock option early exercise liabilities, net of current portion	1,404	1,969
Warrant liabilities	4,447	33,962

Total liabilities	$24,314	$50,798
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Common stock $0.0001 par value per share; 1,000,000,000 shares authorized; 198,003,162 and 195,630,975 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	20	19
Additional paid-in capital	751,259	737,150
Accumulated deficit	(151,672)	(145,791)
Accumulated other comprehensive loss	(6,929)	(148)

Total stockholders’ equity	592,678	591,230

Total Liabilities and Stockholders’ Equity	$616,992	$642,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,608	$93	$4,561	$218
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	742	327	1,310	508
Research and development	9,653	5,477	16,990	9,131
Sales and marketing	2,132	871	4,002	1,098
General and administrative	7,558	2,904	16,752	5,860
Depreciation and amortization	1,451	502	2,717	947

Total operating costs and expenses	21,536	10,081	41,771	17,544

Loss from operations	(18,928)	(9,988)	(37,210)	(17,326)
Change in fair value of warrant liabilities	16,061	—	29,509	—
Interest income, net	1,259	—	1,867	—
Other income (expense), net	(46)	2	(47)	5

Loss before benefit for income taxes	(1,654)	(9,986)	(5,881)	(17,321)
Benefit for income taxes	—	—	—	—

Net loss	$(1,654)	$(9,986)	$(5,881)	$(17,321)

Net loss per share attributable to common stockholders - basic and diluted	$(0.01)	$(0.08)	$(0.03)	$(0.15)

Weighted average shares used in computing net loss per share attributable to common stockholders - basic and diluted	197,214,022	119,253,873	196,708,008	118,991,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss	$(1,654)	$(9,986)	$(5,881)	$(17,321)
Other comprehensive loss, net of reclassification adjustments:
Change in unrealized loss on available-for-sale securities	(2,241)	—	(6,781)	—

Total other comprehensive loss	(2,241)	—	(6,781)	—

Total comprehensive loss	$(3,895)	$(9,986)	$(12,662)	$(17,321)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2022	196,393,948	$20	$744,469	$(150,018)	$(4,688)	$589,783
Net loss	—	—	—	(1,654)	—	(1,654)
Other comprehensive loss	—	—	—	—	(2,241)	(2,241)
Stock options exercised	1,219,451	—	435	—	—	435
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	264,422	—	473	—	—	473
Stock-based compensation	—	—	5,600	—	—	5,600

Balance, June 30, 2022	198,003,162	$20	$751,259	$(151,672)	$(6,929)	$592,678

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021	119,027,058	$3	$96,803	$(46,940)	$—	$49,866
Net loss	—	—	—	(9,986)	—	(9,986)
Equity instruments issued in consideration for intellectual property and research and development arrangements	385,797	—	737	—	—	737
Stock options exercised	101,484	—	29	—	—	29
Vesting of restricted common stock	144,667	—	231	—	—	231
Stock-based compensation	—	—	2,532	—	—	2,532

Balance, June 30, 2021	119,659,006	$3	$100,332	$(56,926)	$—	$43,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	195,630,975	$19	$737,150	$(145,791)	$(148)	$591,230
Net loss	—	—	—	(5,881)	—	(5,881)
Other comprehensive loss	—	—	—	—	(6,781)	(6,781)
Stock options exercised	1,672,676	1	566	—	—	567
Vesting of restricted common stock	264,852	—	598	—	—	598
Issuance of common stock from the settlement of restricted stock units	433,172	—	473	—	—	473
Stock-based compensation	—	—	12,448	—	—	12,448
Warrants exercised	1,487	—	24	—	—	24

Balance, June 30, 2022	198,003,162	$20	$751,259	$(151,672)	$(6,929)	$592,678

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	118,146,795	$3	$93,305	$(39,605)	$—	$53,703
Net loss	—	—	—	(17,321)	—	(17,321)
Equity instruments issued in consideration for intellectual property and research and development arrangements	385,797	—	2,381	—	—	2,381
Stock options exercised	904,555	—	223	—	—	223
Vesting of restricted common stock	221,859	—	416	—	—	416
Stock-based compensation	—	—	4,007	—	—	4,007

Balance, June 30, 2021	119,659,006	$3	$100,332	$(56,926)	$—	$43,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(5,881)	$(17,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,717	947
Non-cash research and development arrangements	260	1,001
Amortization of customer warrant	—	125
Stock-based compensation	12,556	3,874
Change in fair value of warrant liabilities	(29,509)	—
Other, net	(1,618)	122
Changes in operating assets and liabilities:
Accounts receivable	(801)	(30)
Prepaid expenses and other current assets	3,576	(2,710)
Accounts payable	1,156	3,025
Accrued expenses	484	913
Unearned revenue	264	275
Other assets and liabilities	(133)	(42)

Net cash used in operating activities	(16,929)	(9,821)

Cash flows from investing activities:
Purchases of property and equipment	(7,022)	(2,994)
Capitalized software development costs	(982)	(764)
Intangible asset acquisition costs	(370)	(241)
Purchases of available-for-sale securities	(403,899)	—
Maturities and sales of available-for-sale securities	73,090	—

Net cash used in investing activities	(339,183)	(3,999)

Cash flows from financing activities:
Proceeds from stock options exercised	567	5,392
Tax withholding receipts related to vested and released restricted stock units	472	—
Proceeds from public warrants exercised	16	—

Net cash provided by financing activities	1,055	5,392

Net change in cash and cash equivalents	(355,057)	(8,428)
Cash and cash equivalents at the beginning of the period	399,025	36,120

Cash and cash equivalents at the end of the period	$43,968	$27,692

Supplemental disclosures of non-cash investing and financing transactions:
Issuance of common stock for intellectual property	$—	$1,567
Issuance of common stock for research and development arrangement	$—	$815
Property and equipment purchases in accounts payable and accrued expenses	$1,284	$1,121
Intangible asset purchases in accounts payable and accrued expenses	$73	$121
Noncash reclassification of warrant liabilities to equity upon exercise	$8	$—
Bonus settled in restricted stock units	$473	$—
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
Unless otherwise indicated, references in this Quarterly Report on Form 10-Q to the “Company” and “IonQ” refer to the consolidated operations of IonQ, Inc. subsequent to the Business Combination. References to “dMY” refer to the company prior to the consummation of the Business Combination and references to “Legacy IonQ” refer to IonQ, Inc. prior to the consummation of the Business Combination.
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
In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy IonQ’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy IonQ convertible redeemable preferred stock and warrants and Legacy IonQ common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. Legacy IonQ’s convertible redeemable preferred stock and warrants previously classified as mezzanine equity were retroactively adjusted, converted into common stock, and reclassified to permanent equity because of the reverse recapitalization. All exercise prices for stock options and customer warrants have similarly been retroactively restated to reflect the exchange ratio established in the Business Combination.

Segment Reporting
The Company operates as one operating segment as its chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2021, and the notes thereto are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2022. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.
Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP as determined by the Financial Accounting Standards Board (“FASB”). Such condensed consolidated financial statements include the accounts of IonQ and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022, or thereafter. All references to June 30, 2022 and 2021, in the notes to the condensed consolidated financial statements are unaudited.
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

	June 30, 2022	December 31, 2021

Billed accounts receivable	$794	$261
Unbilled accounts receivable	988	446

Total accounts receivable	$1,782	$707

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off. This assessment is based on management’s evaluation of past due receivables, collectability of specific accounts, historical loss experience and overall economic conditions. The Company did not have any allowance for doubtful accounts as of June 30, 2022, and December 31, 2021.
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
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
Intangible Assets, Net
The Company’s intangible assets include website domain costs, patents, intellectual property and trademarks. Intangible assets with identifiable useful lives such as patents and intellectual property are initially valued at acquisition cost and are amortized over their estimated useful lives, which is generally 20 years, using the straight-line method. With respect to patents, acquisition costs include external legal and patent application costs. Intangible assets with indefinite useful lives are assessed for impairment at least annually. During each of
the three months ended June 30, 2022 and 2021, the Company capitalized $0.3 million, and during the six months ended June 30, 2022 and 2021, the Company capitalized $0.4 million and $1.9 million, respectively, of intangible assets primarily related to intellectual property.

Capitalized Internally Developed Software
Capitalized internally developed software, which is included in intangible assets, net, consists of costs to purchase and develop internal-use software, which the Company primarily uses to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. During the three months ended June 30, 2022 and 2021, the Company capitalized $0.8 million and $0.5 million in internal-use software costs, respectively, and during the six months ended June 30, 2022 and 2021, the Company capitalized $1.3 million and $0.8 million, respectively. The Company amortized $0.3 million and $0.2 million of capitalized internally developed software costs during the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.3 million of capitalized internally developed software costs during the six months ended June 30, 2022 and 2021, respectively.
Warrant Liabilities
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, such as the public warrants, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued upon exercise or at each reporting date for the unexercised public warrants, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The warrants of dMY assumed in the Business Combination are classified as liabilities and remeasured at each reporting period (as more fully described in Note 10). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
For contracts with a fixed transaction price, the fixed fee is recognized on a straight-line basis over the access period or associated measure of progress for our contracts for the co-development of quantum computing algorithms. For contracts without fixed fees, variable usage fees are billed and recognized during the period of such usage. As of June 30, 2022 and 2021, substantially all of the revenue recognized by the Company was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

The Company may enter into multiple contracts with a single counterparty at or near the same time. The Company will combine contracts and account for them as a single contract when one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective; (ii) consideration to be paid in one contract depends on the price or performance of the other contract; and (iii) goods or services promised are a single performance obligation. Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer. For arrangements that contain consideration payable to a customer, the Company determines whether such payments are a reduction of the transaction price or a payment to the customer for a distinct good or service. The Company has entered into one revenue arrangement in which it granted warrants to the counterparty. Refer to Note 9 for further information on the customer warrants.
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
As of June 30, 2022, approximately $19.3 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts. The Company expects to recognize revenue of $4.9 million, $8.0 million and $6.4 million related to these remaining performance obligations in the remaining six months ended December 31, 2022, the year ended December 31, 2023, and thereafter, respectively.
The following table summarizes the changes in unearned revenue for the six months ended June 30, 2022 (in thousands):

Total
Balance as of December 31, 2021	$4,963
Revenue recognized	(2,663)
Payments from customers, net	3,201

Balance as of June 30, 2022	$5,501

For contractual arrangements where consideration is paid up-front, the transfer of the quantum computing services is completed at the discretion of the customer as the customer chooses to use the services starting from the date of contract inception. As such, the up-front payment of consideration does not represent a significant financing component
.
Cost to Obtain a Contract
Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. For the three and six months ended June 30, 2022 and 2021, the Company has not incurred any material incremental costs of obtaining contracts.
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
The Company records stock-based compensation expense for incentive compensation liabilities based on estimated payments to employees for which the Company expects to settle the liability by granting restricted stock units. For these awards, stock-based compensation expense is accrued commencing at the service inception date, which generally precedes the grant date, through the end of the requisite service period.

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
Significant customers are those which represent more than 10% of the Company’s total revenue. The Company’s revenue was primarily from four significant customers for the three months ended June 30, 2022, and from three significant customers for the six months ended June 30, 2022. The Company’s revenue was from three significant customers for the three months ended June 30, 2021, and from two customers for the six months ended June 30, 2021.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock during the period, plus common stock equivalents, outstanding during the period.
Earnings (loss) per share calculations for the three and six months ended June 30, 2021, have been retroactively restated to reflect the conversion of the Company’s convertible redeemable preferred stock and the equivalent number of shares reflecting the exchange ratio established in the Business Combination.
The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2022	2021	2022	2021
Net loss available to common stockholders	$(1,654)	$(9,986)	$(5,881)	$(17,321)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	197,214,022	119,253,873	196,708,008	118,991,152

Net loss per share attributable to common stockholders – basic and diluted	$(0.01)	$(0.08)	$(0.03)	$(0.15)

In periods with a reported net loss, the effects of anti-dilutive stock options, unvested restricted stock units, unvested common stock and warrants are excluded and diluted loss per share is equal to basic loss per share. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock options outstanding	20,918,181	24,884,016	21,011,863	24,375,498
Warrants to purchase common stock	8,301,202	8,301,202	8,301,202	8,301,202
Public warrants	5,231,531	—	5,231,999	—
Unvested restricted stock units	2,635,880	—	1,970,311	—
Unvested common stock	1,218,477	2,170,715	1,285,399	1,527,769

Total	38,305,271	35,355,933	37,800,774	34,204,469

1
5

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
3. CASH EQUIVALENTS AND INVESTMENTS
The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash equivalents and investments in available- for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of June 30, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and money market funds	$43,968	$—	$—	$43,968	$123,690	$—	$—	$123,690
Commercial paper	203,133	—	(924)	202,209	203,628	—	(21)	203,607
Corporate notes and bonds	236,142	—	(4,846)	231,296	80,060	2	(109)	79,953
Municipal bonds	11,846	—	(213)	11,633	2,000	—	—	2,000
US government and agency	83,183	—	(946)	82,237	193,347	1	(20)	193,328

Total cash equivalents and investments	$578,272	$—	$(6,929)	$571,343	$602,725	$3	$(150)	$602,578

Unrealized losses related to investments were primarily a result of interest rate fluctuations, and none of the investments held as of June 30, 2022, have been in a continuous unrealized loss position for greater than one year. As of June 30, 2022, the Company did not consider any of its available-for-sale investments to be other-than-temporarily impaired nor does the Company intend, or believe it is more likely than not, that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.
The estimated fair value of the Company’s cash equivalents and investments in available-for-sale securities as of June 30, 2022, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	1 Year or Greater	Total

Cash and money market funds	$43,968	$—	$43,968
Commercial paper	202,209	—	202,209
Corporate notes and bonds	102,099	129,197	231,296
Municipal bonds	1,997	9,636	11,633
US government and agency	73,078	9,159	82,237

Total	$423,351	$147,992	$571,343

4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	June 30, 2022
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Cash and money market funds (1)	$43,968	$—	$—	$43,968

Total cash equivalents	43,968	—	—	43,968

Short-term investments:
Commercial paper	—	202,209	—	202,209
Corporate notes and bonds	—	102,099	—	102,099
Municipal bonds	—	1,997	—	1,997
US government and agency	—	73,078	—	73,078

Total short-term investments	—	379,383	—	379,383

Long-term investments
Corporate notes and bonds	—	129,197	—	129,197
Municipal bonds	—	9,636	—	9,636
US government and agency	—	9,159	—	9,159

Total long-term investments	—	147,992	—	147,992

Total Assets	$43,968	$527,375	$—	$571,343

Liabilities:
Public warrants	$4,447	$—	$—	$4,447

	Fair Value Measured as of
	December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Cash and money market funds (1)	$123,690	$—	$—	$123,690
Commercial paper	—	125,335	—	125,335
US government and agency	—	150,000	—	150,000

Total cash equivalents	123,690	275,335	—	399,025

Short-term investments:
Commercial paper	—	78,272	—	78,272
Corporate notes and bonds	—	14,818	—	14,818
Municipal bonds	—	2,000	—	2,000
US government and agency	—	28,353	—	28,353

Total short-term investments	—	123,443	—	123,443

Long-term investments
Corporate notes and bonds	—	65,135	—	65,135
US government and agency	—	14,975	—	14,975

Total long-term investments	—	80,110	—	80,110

Total Assets	$123,690	$478,888	$—	$602,578

Liabilities:
Public warrants	$33,962	$—	$—	$33,962

(1)	Includes money market funds associated with the Company’s overnight investment sweep account.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the period. On June 30, 2022, the closing trading price of the public warrants was $0.85 per warrant.

1
7

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is composed of the following (in thousands):

	June 30, 2022	December 31, 2021

Computer equipment and acquired computer software	$1,474	$840
Machinery, equipment, furniture, and fixtures	7,688	5,497
Leasehold improvements	958	827
Quantum computing systems	20,222	15,151

Gross property and equipment	30,342	22,315
Less: accumulated depreciation	(5,470)	(3,445)

Property and equipment, net	$24,872	$18,870

Depreciation expense for the three months ended June 30, 2022 and 2021 w as $1.1 million and $0.3 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021, was $2.0 million and $0.6 million, respectively.
6. AGREEMENTS WITH UNIVERSITY OF MARYLAND AND DUKE UNIVERSITY
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
Exclusive Option Agreements
The Company also entered into an exclusive option agreement (“Option Agreement”) with each of UMD and Duke in 2016 whereby on the anniversary of the effective date of the License Agreement for a period of 5 years, the Company has the right to exclusively license additional intellectual property developed by UMD and Duke (the “Additional Patents” and together with the Initial Patents, the “Licensed Patents”) by exercising an annual option and issuing common shares each to Duke and UMD in consideration for the Additional Patents. The amount issued to UMD and Duke pursuant to the option over the 5-year term is equal to an aggregate of 642,995 common shares to each university after giving effect to the recapitalization. The Company may elect not to exercise the option if there was not a minimum number of intellectual property developed in a given year and then the Option Agreement would extend another year. In December 2020, the Company and Duke amended the Duke Option Agreement to provide for the issuance of the remaining 1,214,317 shares of common stock after giving effect to the recapitalization in consideration for research and development services through July 15, 2026. Under the terms of the amended Option Agreement, the issuance of shares is a nonrefundable upfront payment in exchange for research and development services by Duke whereby the Company will obtain rights to any potential future intellectual property developed during the term. As such, the fair value of the shares of common stock issued to Duke was recorded as a prepaid expense and is being amortized over the term of the arrangement as services are received. The Company recognized $0.1 million of research and development expense related to the agreement with Duke during each of the three months ended June 30, 2022 and 2021, respectively, and $0.3 million of research and development expense related to the agreement with Duke during each of the six months ended June 30, 2022 and 2021, respectively.

1
8

In February 2021, the Company and UMD amended the UMD Option Agreement to provide for the issuance of the remaining 128,599 shares of common stock after giving effect to the recapitalization to UMD as a nonrefundable upfront payment in exchange for research and development services by UMD and rights to any potential future intellectual property developed through July 2021. The fair value of the shares issued to UMD was $0.8 million. The Company recognized $0.5 million and $0.7 million of research and development expense associated with the UMD Option Agreement amendment for the three and six months ended June 30, 2021, respectively. The UMD Option Agreement was fully amortized in 2021 and therefore no research and development expense was recognized for the three and six months ended June 30, 2022.
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
Litigation
Shareholder Lawsuit
In May 2022, a securities class action complaint captioned
Leacock v. IonQ, Inc. et al
., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned
Fisher v. IonQ, Inc
., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers. Both the Leacock Litigation and Fisher Litigation allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek unspecified damages. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the cases, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suits.
Glatt Litigation
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
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of June 30, 2022, and December 31, 2021. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
9. WARRANT TRANSACTION AGREEMENT
In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer, warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”), subject to certain vesting events. Upon closing of the Business Combination, these warrants exercisable for Legacy IonQ Series B-1 preferred stock were assumed by the Company and converted into a warrant to purchase a number of shares of common stock equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Legacy IonQ common stock issuable upon conversion of a share of Legacy IonQ Series B-1 preferred stock and (b) the Exchange Ratio (as defined in the Super 8-K filed with the SEC on October 4, 2021), at an exercise price per share (rounded up to the nearest whole cent) equal to (i) the exercise price per share of such Legacy IonQ Warrant Shares divided by (ii) the Exchange Ratio. Except as specifically provided in the merger agreement, the Warrant Shares will have the same terms and be subject to the same conditions (including applicable vesting conditions) as set forth in the Legacy IonQ warrant agreement. As of June 30, 2022, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company.
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
During 2020, Warrant Shares with a fair value of $0.6 million vested. This fair value of the unamortized warrants is recorded within other noncurrent assets and the Warrant Shares are amortized over time as the related customer revenue is earned. During the three and six months ended June 30, 2021, $0.1 million of the warrant amortization was recorded as a reduction of the related customer revenue. As of December 31, 2021, the contract asset was fully amortized, and therefore, no warrant amortization was recorded as a reduction of the related customer revenue during the three and six months ended June 30, 2022.
10. WARRANT LIABILITIES
The Company assumed 7,500,000 of public warrants on September 30, 2021, as part of the Business Combination. As of June 30, 2022, there were 5,231,531 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.
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

Redemption of warrants when the price per share of common stock equals o
r exceeds $18.00:
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

Redemption of warrants for when the price per share of common stock equals or exceed
s $10.00
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

No public warrants had been redeemed by the Company as of June 30, 2022.
11. STOCK-BASED COMPENSATION
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
In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) and the stockholders approved the 2021 Plan in September 2021. The 2021 Plan became effective immediately upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. Initially, a maximum of 26,235,000 shares of common stock may be issued under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2022, the number of shares reserved for issuance under the 2021 Plan increased by 12,947,703. For awards granted under the 2021 Plan, vesting generally occurs over three to four years from the date of grant. As of June 30, 2022, the Company had 33,644,512 shares available for grant under the 2021 Plan.

Under both equity incentive plans, all options granted have a contractual term o
f 10 years.
Stock Options
The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option- pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.
Expected Volatility
—As the Company was privately held until 2021 and there has been no history of a public market for its common stock prior to closing the Business Combination, the expected volatility is based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data.
Expected Term
—The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding.
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
Risk-Free Interest Rate
—The Company estimates its risk-free interest rate by using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term.
Dividend Yield
—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.
Fair Value of Underlying Common Stock
—For options granted under the 2015 Plan, because the Company’s common stock was not yet publicly traded on the date of grant, the Company estimated the fair value of common stock prior to closing the Business Combination. The board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of Legacy IonQ’s previously Convertible Redeemable Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. For options granted under the 2021 Plan, the Company utilizes the closing stock price on the date of grant as the fair value of the common stock underlying such options.
The assumptions used to estimate the fair value of stock options granted during the three and six months ended June 30, 2022 and 2021, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Risk-Free Interest Rate	2.72%	—%	2.12%	0.96%
Expected Term (in years)	5.50	—	5.58	6.26
Expected Volatility	78.40%	—%	77.82%	77.04%
Dividend Yield	—%	—%	—%	—%

2
2

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)

Outstanding as of December 31, 2021	22,133,210	$0.64	7.84	$377.58
Granted	1,544,470	11.98
Exercised	(1,672,676)	0.34
Cancelled/Forfeited	(103,540)	0.73

Outstanding as of June 30, 2022	21,901,464	$1.46	7.54	$75.63

Exercisable as of June 30, 2022	11,278,172	$0.75	7.16	$41.34

Exercisable and expected to vest as of June 30, 2022	21,901,464	$1.46	7.54	$75.63

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	21,863,368	$0.34	8.67	$44.79
Granted	6,492,540	2.39
Exercised	(3,239,136)	1.66
Cancelled/ Forfeited	(342,191)	0.70

Outstanding as of June 30, 2021	24,774,581	$0.70	8.44	$204.88

The following table summarizes additional information on stock option grants, vesting and exercises (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Total intrinsic value of options exercised	$4.9	$0.9	$6.8	$23.7
Aggregate grant-date fair value of options vested	$2.7	$1.2	$4.9	$1.9
Weighted-average grant-date fair value per share for options granted	$3.82	$—	$8.10	$5.83
Early Exercised Stock Options
As of June 30, 2022, and December 31, 2021, there were

1,155,810 and 1,420,662 shares, respectively, subject to repurchase related to stock options early exercised and unvested. These amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest. As of June 30, 2022, and December 31, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $2.5 million and $3.1 million, respectively, in its condensed consolidated balance sheets.
Restricted Stock Units
The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)

Outstanding as of December 31, 2021	—	$—	—	$—
Granted	4,021,559	9.58
Vested	(433,172)	11.16
Forfeited	(27,838)	12.77

Outstanding as of June 30, 2022	3,560,549	$9.36	3.25	$33.33

Expected to vest after June 30, 2022	3,499,049	$9.30	3.31	$32.54

During the three months ended June 30, 2022, the Company granted 81,134 RSUs related to the settlement of an accrued bonus liability.

Stock-Based Compensation Expense
Total stock-based compensation expense for stock option awards, RSU awards, and unvested restricted common stock which are included in the condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenue	$247	$31	$351	$31
Research and development	2,368	717	4,066	1,170
Sales and marketing	503	25	576	25
General and administrative	2,766	1,670	7,563	2,648

Stock-based compensation, net of amounts capitalized	5,884	2,443	12,556	3,874
Capitalized stock-based compensation - Intangibles and fixed assets	471	89	647	133

Total stock-based compensation	$6,355	$2,532	$13,203	$4,007
Unrecognized Stock-Based Compensation
A summary of our remaining unrecognized compensation expense and the weighted-average remaining amortization period at June 30, 2022, related to our non-vested stock options and RSU awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)

Restricted stock units	$30.1	1.7
Stock options	$37.1	1.8
Employee Stock Purchase Plan
In August 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”), which was
subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 5,354,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, equal to the lesser of (i) 1% of the fully diluted shares of common stock outstanding on the last day of the prior fiscal year, (ii) 10,708,000 shares, or (iii) a lesser number of shares determined by the Company’s board of directors prior to such increase. The board of directors elected not to approve the annual increase of ESPP shares on January 1, 2022.
Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of June 30, 2022, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.
12. OTHER BALANCE SHEET ACCOUNTS
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021

Accrued payroll expenses and related benefits	$2,219	$1,025
Accrued expenses - other	1,800	1,622

Total accrued expenses	$4,019	$2,647

2
4

13. RELATED PARTY TRANSACTIONS
Transactions with UMD and Duke
As described in Note 6, the Company entered into a License Agreement and Option Agreement with UMD and Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the Amendments to the Duke and UMD Option Agreements, has purchased research and development services. The Company considers these agreements to be related party transactions because the Company’s Co-Founder and Chief Technology Officer served as a professor at Duke and the Company’s Co-Founder and Chief Scientist served as a professor at UMD. During 2021, the Company’s Chief Scientist moved to Duke and each, in their role as professors at Duke, are leading the research subject to the License Agreement and Option Agreement with Duke as of June 30, 2022.
In addition, the Company has an operating lease for office space with the UMD.
In September 2021, the Company entered into a multiyear deal with UMD to provide certain quantum computing services and facility access related to the National Quantum Lab at UMD in exchange for payments totaling $14.0 million over 3 years. The transaction price is estimated at $12.6 million.
The Company’s results from transactions with related parties, as reflected in the condensed consolidated statements of operations are detailed below (in thousands). Except for $0.2 million related to the amortization of a research and development arrangement with Duke in each of the three months ended June 30, 2022 and 2021, respectively, and $0.3 million related to the amortization of a research and development arrangement with Duke in each of the six months ended June 30, 2022 and 2021, respectively, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$1,002	$—	$1,994	$—
Cost of revenue	12	—	26	—
Research and development (1)	269	796	540	1,336
Sales and marketing	37	—	69	—
General and administrative	29	61	58	130

(1)
Included in research and development expenses is non-cash amortization associated with the Exclusive Option Agreements with UMD and Duke of $0.2 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $0.3 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Also included in research and development expenses is $0.1 million in allocated rent expense for each of the three months ended June 30, 2022 and 2021, and $0.3 million in allocated rent expense for each of the six months ended June 30, 2022 and 2021.

The Company has the following balances related to transactions with related parties, as reflected in the condensed consolidated balance sheets (in thousands). Except for $0.5 million in prepaids expenses and other current assets as of each of June 30, 2022 and December 31, 2021, and $1.6 million and $1.8 million in other noncurrent assets as of June 30, 2022 and December 31, 2021, respectively, which relate to prepaid services to Duke under the Option agreement, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	June 30, 2022	December 31, 2021
Assets
Prepaid expenses and other current assets	$562	$612
Operating lease right-of-use asset	3,894	4,032
Other noncurrent assets	1,585	1,845
Liabilities
Accounts payable	2	54
Current operating lease liabilities	577	568
Unearned revenue	3,302	2,821
Non-current operating lease liabilities	3,556	3,643
14. GEOGRAPHIC INFORMATION
Revenue generated for customers located in the United States was approximately 85% and 46% of revenue for the three months ended June 30, 2022 and 2021, respectively, and 86% and 54% of revenue for the six months ended June 30, 2022 and 2021, respectively.

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
Overview
We are developing quantum computers designed to solve the world’s most complex problems, and transform business, society, and the planet for the better. We believe that our proprietary technology, our architecture, and the technology exclusively available to us through license agreements will offer us advantages both in terms of research and development, as well as the commercial value of our intended product offerings. We sell access to quantum computers, and we are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available via three major cloud platforms, Amazon Web Services’ (AWS) Amazon Braket, Microsoft’s Azure Quantum, and Google’s Cloud Marketplace, and to select customers via our own cloud service.
We are still in the early stages of generating revenue. We have incurred significant operating losses since our inception. Our net losses were $5.9 million for the six months ended June 30, 2022, and we expect to continue to incur significant losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $151.7 million. We expect to continue to incur losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve increasingly higher number of stable qubits and higher levels of fidelity than that which presently exists— prerequisites for quantum computing to reach broad quantum advantage.
The Merger Agreement and Public Company Costs
On March 7, 2021, Legacy IonQ, dMY and Ion Trap Acquisition Inc. (the “Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, at the closing, the Merger Sub was merged with and into Legacy IonQ, with Legacy IonQ continuing as the surviving corporation following the merger, being a wholly owned subsidiary of dMY and the separate corporate existence of the Merger Sub ceased. Commensurate with the business combination, dMY changed its name to IonQ, Inc. and Legacy IonQ changed its name to IonQ Quantum, Inc. IonQ became the successor registrant with the SEC, meaning that Legacy IonQ’s financial statements for previous periods are disclosed in the registrant’s future periodic reports filed with the SEC.

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
Business and Technical Highlights

•
IonQ announced a paid contract with Airbus, who is using Aria to explore optimization problems that are core to their aerospace business, such as how to efficiently load cargo on aircraft. IonQ expects that the quantum algorithm it is developing with Airbus will account for a number of critical aviation variables that make this problem particularly difficult for classical algorithms to solve.

•
IonQ announced a paid contract with Dow, a global leader in chemistry and material science, who is using Aria to explore the boundaries of quantum computing in materials discovery research. They join other customers who are partnering with IonQ to explore the intersection of quantum machine learning, material science, and chemistry.

•
IonQ announced the results of a partnership with GE Research to develop a quantum algorithm that manages financial risk exposure. The work used a large data set to generate risk models across up to four variables and is broadly applicable to industries which have risk-management needs, such as finance, insurance, and supply chain management.

•
Aria, which IonQ believes to be the most powerful commercial quantum computer in the world with 23 algorithmic qubits, which will be available tomorrow to all users of Microsoft Azure Quantum. This announcement furthers IonQ’s commitment to making its industry-leading hardware publicly accessible to current and future generations of quantum programmers
.

•
IonQ signed a formal agreement to collaborate with the University of Maryland on a project for the National Science Foundation. For this, IonQ will build and host a quantum router as a part of a new quantum network–the Mid-Atlantic Region Quantum Internet—spanning UMD’s campus and surrounding area. The work is not only important for quantum communications, but also continues IonQ’s work towards connecting multiple quantum computers together to form even more powerful systems.

•	IonQ finalized a subcontract with Zapata Computing to collaborate on a multi-million dollar DARPA project.

•
Aria has increased its computational power by approximately 8x, now reaching #AQ 23, up from #AQ 20. Aria will become IonQ’s newest cloud offering, representing more than a 130,000x increase in computational power from the existing offering.

•
IonQ announced an 8x increase in the computation power of IonQ Harmony, which has achieved up to #AQ 9, up from a previous benchmark of #AQ 6. Harmony systems are available to customers via all three major cloud partners, including Microsoft Azure, Amazon Web Services, and Google Cloud.

•
IonQ is investing in cutting-edge research on natural language processing, or NLP. IonQ created quantum NLP algorithms to represent linguistic qualities like ambiguity, vagueness, and novelty which are notoriously difficult to represent in classical compute. No previously published work has demonstrated ambiguity resolution or language generation working on live quantum hardware. IonQ believes quantum techniques of this nature can dramatically improve NLP performance.

•	IonQ has identified a facility in Seattle, Washington to host its first assembly lines for manufacturing quantum computers.

•
IonQ announced the hire of Dave Mehuys as Vice President of Product Engineering to support its production plans. Dr. Mehuys comes to IonQ after serving as Vice President of Systems Engineering at PsiQuantum and brings with him a deep understanding of quantum hardware.

•	IonQ announced the creation of IonQ GmbH and IonQ Israel Ltd in support of growing regional investments in quantum computing.

•
IonQ welcomed Kathy Chou to the IonQ Board of Directors in July 2022. Ms. Chou is currently the Senior Vice President of SaaS Engineering at Nutanix, and brings a wealth of experience in go-to-market strategy and developing and deploying SaaS applications.

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
We have determined that our QCaaS contracts represent a combined, stand-ready performance obligation to provide access to our quantum computing systems together with related maintenance and support. The transaction price for our contracts generally includes a variable fee based on usage of our quantum computing systems and may include a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For contracts with a fixed transaction price, the fixed fee is recognized as QCaaS subscription-based revenues on a straight- line basis over the access period. The Company has determined that contracts which contain consulting services related to co-developing quantum computing algorithms and the ability to use our quantum computing systems to run such algorithms represent a combined performance obligation that is satisfied over-time with revenue recognized based on the efforts incurred to date relative to the total expected effort. For contracts without fixed fees, variable usage fees are billed and recognized during the period of such usage.
We are currently focused on marketing our QCaaS and have entered into, and are continuing to enter into, new contracts with customers.

Operating Costs and Expenses
Cost of revenue
Cost of revenue primarily consists of expenses related to delivering our services, including personnel-related expenses, allocated facility and other costs for customer facing functions, and costs associated with maintaining our in-service quantum computing systems to ensure proper calibration as well as costs incurred for maintaining the cloud on which the QCaaS resides beginning in the period that QCaaS revenue generating activities began. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems and related software.
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
Interest income, net
Interest income, net consists of income earned on our money market funds and other available-for-sale investments.
Other income (expense), net
Other income (expense), net consists of realized losses on our available-for-sale investments and certain other expenses.

Results of Operations
The following table sets forth our statements of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Revenue	$2,608	$93	$4,561	$218
Costs and expenses:
Cost of revenue (excluding depreciation and amortization) (1)	742	327	1,310	508
Research and development (1)	9,653	5,477	16,990	9,131
Sales and marketing (1)	2,132	871	4,002	1,098
General and administrative (1)	7,558	2,904	16,752	5,860
Depreciation and amortization	1,451	502	2,717	947

Total operating costs and expenses	21,536	10,081	41,771	17,544

Loss from operations	(18,928)	(9,988)	(37,210)	(17,326)
Change in fair value of warrant liabilities	16,061	—	29,509	—
Interest income, net	1,259	—	1,867	—
Other income (expense), net	(46)	2	(47)	5

Loss before benefit for income taxes	(1,654)	(9,986)	(5,881)	(17,321)
Benefit for income taxes	—	—	—	—

Net loss	$(1,654)	$(9,986)	$(5,881)	$(17,321)

(1)	Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$247	$31	$351	$31
Research and development	2,368	717	4,066	1,170
Sales and marketing	503	25	576	25
General and administrative	2,766	1,670	7,563	2,648
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Revenue	$2,608	$93	$2,515	2,704%
Revenue increased by $2.5 million, or 2,704%, to $2.6 million for the three months ended June 30, 2022, from $0.1 million for the three months ended June 30, 2021. The increase was primarily driven by new revenue contracts under which we provided services during the three months ended June 30, 2022, as well as an increase in services provided through our cloud service providers.
Cost of revenue

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$742	$327	$415	127%

Cost of revenue increased by $0.4 million, or 127%, to $0.7 million for the three months ended June 30, 2022, from $0.3 million for the three months ended June 30, 2021. The increase was driven by the increase in costs to service new contracts for the three months ended June 30, 2022.
Research and development

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Research and development	$9,653	$5,477	$4,176	76%
Research and development expenses increased by $4.2 million, or 76%, to $9.7 million for the three months ended June 30, 2022, from $5.5 million for the three months ended June 30, 2021. The increase was primarily driven by a $2.5 million increase in payroll-related expenses, including stock-based compensation of $1.7 million, as a result of increased headcount, and a $1.5 million increase in materials, supplies and equipment costs.
Sales and marketing

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Sales and marketing	$2,132	$871	$1,261	145%
Sales and marketing expenses increased by $1.3 million, or 145%, to $2.1 million for the three months ended June 30, 2022, from $0.9 million for the three months ended June 30, 2021. The increase was primarily due to an increase of $1.0 million of payroll-related expenses, including an increase in stock-based compensation of $0.5 million, as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $0.3 million.
General and administrative

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
General and administrative	$7,558	$2,904	$4,654	160%
General and administrative expenses increased by $4.7 million, or 160%, to $7.6 million for the three months ended June 30, 2022, from $2.9 million for the three months ended June 30, 2021. The increase was primarily driven by an increase of $1.5 million in payroll-related expenses, including an increase in stock-based compensation of $1.1 million, as a result of increased headcount, and an increase of $1.1 million in director and officer insurance costs. The remaining increase is primarily due to additional costs incurred to operate as a public company and other general and administrative activities as a result of hiring additional personnel.
Depreciation and amortization

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Depreciation and amortization	$1,451	$502	$949	189%
Depreciation and amortization expenses increased by $0.9 million, or 189%, to $1.5 million for the three months ended June 30, 2022, from $0.5 million for the three months ended June 30, 2021. The increase was primarily driven by an increase of $0.1 million due to amortization of capitalized internally developed software and an increase of $0.5 million in depreciation expense associated with capitalized quantum computing system costs.

Change in fair value of warrant liabilities

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Change in fair value of warrant liabilities	$16,061	$—	$16,061	NM
NM—Not Meaningful
The change in fair value of warrant liabilities increased $16.1 million to $16.1 million for the three months ended June 30, 2022, from zero for the three months ended June 30, 2021, as a result of mark-to-market income adjustments recorded for the public warrants assumed as part of the Business Combination.
Interest income, net

	Three Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Interest income, net	$1,259	$—	$1,259	NM
NM—Not Meaningful
Interest income, net increased by $1.3 million to $1.3 million for the three months ended June 30, 2022, from zero for the three months ended June 30, 2021. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Revenue	$4,561	$218	$4,343	1,992%
Revenue increased by $4.3 million, or 1,992%, to $4.6 million for the six months ended June 30, 2022, from $0.2 million for the six months ended June 30, 2021. The increase was primarily driven by new revenue contracts under which we provided services during the six months ended June 30, 2022.
Cost of revenue

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$1,310	$508	$802	158%
Cost of revenue increased by $0.8 million, or 158%, to $1.3 million for the six months ended June 30, 2022, from $0.5 million for the six months ended June 30, 2021. The increase was driven by the increase in costs to service new contracts for the six months ended June 30, 2022.
Research and development

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Research and development	$16,990	$9,131	$7,859	86%

Research and development expense increased by $7.9 million, or 86%, to $17.0 million for the six months ended June 30, 2022 from $9.1 million for the six months ended June 30, 2021. The increase was primarily driven by a $4.7 million increase in payroll-related expenses, including an increase in stock-based compensation of $2.9 million, as a result of increased headcount, and a $2.5 million increase in materials, supplies and equipment costs.
Sales and marketing

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Sales and marketing	$4,002	$1,098	$2,904	264%
Sales and marketing expense increased by $2.9 million, or 264%, to $4.0 million for the six months ended June 30, 2022, from $1.1 million for the six months ended June 30, 2021. The increase was primarily due to an increase of $2.1 million of payroll-related expenses, including an increase in stock-based compensation of $0.6 million, as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $0.8 million.
General and administrative

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
General and administrative	$16,752	$5,860	$10,892	186%
General and administrative expenses increased by $10.9 million, or 186%, to $16.8 million for the six months ended June 30, 2022, from $5.9 million for the six months ended June 30, 2021. The increase was primarily driven by an increase of $5.9 million in payroll-related expenses, including an increase in stock-based compensation of $4.9 million, as a result of increased headcount, and an increase of $2.2 million in director and officer insurance costs. The remaining increase is primarily due to additional costs incurred to operate as a public company and other general and administrative activities as a result of hiring additional personnel.
Depreciation and amortization

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Depreciation and amortization	$2,717	$947	$1,770	187%
Depreciation and amortization expenses increased by $1.8 million, or 187%, to $2.7 million for the six months ended June 30, 2022, from $0.9 million for the six months ended June 30, 2021. The increase was primarily driven by an increase of $0.4 million due to amortization of capitalized internally developed software and an increase of $0.9 million in depreciation expense associated with capitalized quantum computing system costs.
Change in fair value of warrant liabilities

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Change in fair value of warrant liabilities	$29,509	$—	$29,509	NM
NM—Not Meaningful
The change in fair value of warrant liabilities increased $29.5 million to $29.5 million for the six months ended June 30, 2022, from zero for the six months ended June 30, 2021, as a result of mark-to-market income adjustments recorded for the public warrants assumed as part of the Business Combination.

Interest income, net

	Six Months Ended June 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Interest income, net	$1,867	$—	$1,867	NM
NM—Not Meaningful
Interest income, net increased by $1.9 million to $1.9 million for the six months ended June 30, 2022, from zero for the six months ended June 30, 2021. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments.
Liquidity and Capital Resources
As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $571.3 million. We believe that our cash, cash equivalents and investments as of June 30, 2022, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred losses since our inception, and as of June 30, 2022, we had an accumulated deficit of $151.7 million. During the six months ended June 30, 2022, we incurred net losses of $5.9 million. We expect to incur additional losses and higher operating expenses for the foreseeable future.
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
Our primary uses of cash and investments are to fund our operations as we continue to grow our business. We require a significant amount of cash for expenditures as we invest in ongoing research and development and commercialization of our products. Until such time as we can generate significant revenue from sales of our QCaaS, if ever, we expect to finance our liquidity needs through our cash, cash equivalents and investments, as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our quantum computing technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.”
Other than operating expenses, including our continued investment in our quantum computers, cash requirements for the year ending December 31, 2022, are expected to consist primarily of capital expenditures for corporate facilities.
Our material cash requirements as of June 30, 2022, include operating lease commitments, including the lease of our headquarters in College Park, Maryland. As of June 30, 2022, we have total operating lease obligations of $6.7 million, with $0.7 million payable within 12 months.

Cash flows
The following table summarizes our cash flows for the period indicated:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(16,929)	$(9,821)
Net cash used in investing activities	$(339,183)	$(3,999)
Net cash provided by financing activities	$1,055	$5,392
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
Net cash used in operating activities during the six months ended June 30, 2022, was $16.9 million, primarily resulting from a net loss of $5.9 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants offset by stock-based compensation and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities, increased compensation costs as a result of hiring personnel and increased costs incurred as a public company.
Net cash used in operating activities during the six months ended June 30, 2021, was $9.8 million, primarily resulting from a net loss of $17.3 million, adjusted for non-cash activity, primarily related to stock-based compensation, costs associated with research and development arrangements and other working capital activities.
Cash flows from investing activities
Net cash used in investing activities during the six months ended June 30, 2022, was $339.2 million, primarily resulting from purchases of available-for-sale investments of $403.9 million, additions of $7.0 million to property and equipment related to the development of our quantum computing systems, offset by cash received from sales and maturities of available-for-sale investments of $73.1 million.
Net cash used in investing activities during the six months ended June 30, 2021, was $4.0 million, primarily resulting from additions of $3.0 million to property and equipment related to the development of our quantum computing systems, $0.8 million of capitalized internal software development costs, and $0.2 million of intangible assets acquisition costs.
Cash flows from financing activities
Net cash provided by financing activities during the six months ended June 30, 2022, was $1.1 million, primarily resulting from proceeds from stock options exercised and tax withholding receipts related to restricted stock units.
Net cash provided by financing activities during the six months ended June 30, 2021, was $5.4 million primarily resulting from proceeds from stock options exercised.

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
Interest rate risk
As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $571.3 million. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits and money market funds. Our investments are held in commercial paper, corporate notes and bonds, municipal bonds, and U.S. government and agency securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increased risk. To achieve this object, we invest in highly liquid securities depending on our strategic cash needs. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. Further, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist.
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

Remediation Efforts to Address the Material Weakness
In light of the material weakness identified, we implemented a remediation plan which includes measures designed to improve our internal control over financial reporting. These measures include adding resources (both internal and external) as well as improving the control environment around financial systems and processes. To date, we have completed the following remedial actions:

•	hired additional full-time accounting personnel with appropriate levels of experience, and augmented skills gaps with external experts;

•	established and implemented policies surrounding the approval of transactions, related to, but not limited to, account reconciliations and journal entries; and

•
completed the design and testing phases of our financial accounting system implementation. We selected a system that can support effective information technology general controls as well as the anticipated growth of the business.

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
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Future litigation may be necessary to defend ourselves. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
In May 2022, a securities class action complaint captioned
Leacock v. IonQ, Inc. et al.
, Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned
Fisher v. IonQ, Inc.
, Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder of the Company and certain of the Company’s current officers. Both the Leacock Litigation and Fisher Litigation allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek unspecified damages.
Please refer to Note 7, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on current legal proceedings.

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
Summary Risk Factors
Our business is subject to a number of risks of which you should be aware before making a decision to invest in our securities. These risks include, among others, the following:

•	We are an early-stage company and have a limited operating history, which makes it difficult to forecast our future results of operations.

•	We have a history of operating losses and expect to incur significant expenses and continuing losses for the foreseeable future.

•	We may not be able to scale our business quickly enough to meet customer and market demand, which could result in lower profitability or cause us to fail to execute on our business strategies.

•	We may not manage our growth effectively.

•	Our management has limited experience in operating a public company.

•	Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

•	Even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

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

•	If our computers fail to achieve a broad quantum advantage, our business, financial condition and future prospects may be harmed.

•	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems or with the public cloud and internet infrastructure on which they rely.

•	We may face unknown supply chain issues that could delay the introduction of our product and negatively impact our business and operating results.

•	If we cannot successfully execute on our strategy or achieve our objectives in a timely manner, our business, financial condition and results of operations could be harmed.

•	Our products may not achieve market success, but will still require significant costs to develop.

•	We are highly dependent on our co-founders, and our ability to attract and retain senior management and other key employees.

•	Our future growth and success depend on our ability to sell effectively to large customers.

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

•	If our quantum computing systems are not compatible with some or all industry-standard software and hardware in the future, our business could be harmed.

•	If we are unable to maintain our current strategic partnerships or we are unable to develop future collaborative partnerships, our future growth and development could be negatively impacted.

•	Our future growth and success depend in part on our ability to sell effectively to government entities and large enterprises.

•	Contracts with government and state agencies are subject to a number of challenges and risks.

•	Our business depends on our customers’ abilities to implement useful quantum algorithms and sufficient quantum resources for their business.

•	System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, which may damage our reputation and adversely affect our business.

•	Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.

•	Government actions and regulations, such as tariffs and trade protection measures, may limit our ability to obtain products from our suppliers.

•	Public health threats could have an adverse effect on our business and financial results.

•	Licensing of intellectual property is of critical importance to our business.

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

•
We may face patent infringement and other intellectual property claims that could be costly to defend, result in injunctions and significant damage awards or other costs and limit our ability to use certain key technologies in the future or require development of non-infringing products, services, or technologies.

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
We have historically experienced net losses from operations. For the six months ended June 30, 2022 we incurred a loss from operations of $5.9 million. As of June 30, 2022, we had an accumulated deficit of $151.7 million. We believe that we will continue to incur losses each quarter until at least the time we begin significant production of our quantum computers, which is not expected to occur until 2025, at the earliest, and may occur later, or never. Even with significant production, such production may never become profitable.
We expect the rate at which we will incur operating losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our quantum computers, and as we expand our research and development activities, invest in manufacturing capabilities, build up inventories of components for our quantum computers, increase our sales and marketing activities, develop our distribution infrastructure, and increase our general and administrative functions to support our growing operations and being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.
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

Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available, and may never be available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experience unforeseen issues with the reliability of our technology, it could overburden our servicing and support capabilities. Similarly, increasing the number of our products and services would require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand computing targets globally. There can be no assurance that our projections on which such targets are based will prove accurate or that the pace of growth or coverage of our customer infrastructure network will meet customer expectations. Failure to grow at rates similar to that of the quantum computing industry may adversely affect our operating results and ability to effectively compete within the industry.
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
The material weakness will not be considered remediated until our remediation plan has been fully implemented, the applicable controls operate for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of our assessment of the remediation efforts. We can give no assurance that our efforts will remediate this material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock. For additional information on the remediation plan and our progress, see the section titled “Controls and Procedures—Remediation Efforts to Address the Material Weakness.”
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

•
the photonic interconnect between ion traps could prove more challenging and take longer to perfect than currently expected. This would limit our ability to scale to a sufficiently large number of algorithmic qubits in a single system;

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

Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs that render our quantum computing systems obsolete or inferior to other products.
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
Our business depends on our quantum computing systems to be available. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud and internet infrastructure on which our systems rely. These problems can be caused by a variety of factors, including failed introductions of new functionality, vulnerabilities and defects in proprietary and open-source software, hardware components, human error or misconduct, capacity constraints, design limitations or denial of service attacks or other security-related incidents. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.
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

•	any reductions or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic, which we have experienced, and may in the future experience;

•	any supply chain disruptions due to the Russia-Ukraine war and any indirect effects thereof which could further complicate existing supply chain constraints;

•	financial problems of either manufacturers or component suppliers;

•	significantly increased freight charges, or raw material costs and other expenses associated with our business;

•	other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis;

•	a failure to develop our supply chain management capabilities and recruit and retain qualified professionals;

•	a failure to adequately authorize procurement of inventory by our contract manufacturers; or

•	a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs.
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
Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in engineering, software development and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum computing systems. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum computing technologies, the commercialization of our quantum computing technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, including our co-founders, in this competitive environment, we may experience delays in the development of our quantum computing technologies and be otherwise unable to develop and grow our business as projected, or even at all.
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
If we are unable to maintain our current strategic partnerships or we are unable to develop future collaborative partnerships, our future growth and development could be negatively impacted.
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
Our future growth and success depends in part on our ability to sell effectively to government entities and large enterprises.
Our potential customers include government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement.
Government agencies and large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Our contracts with government agencies are typically structured in phases, with each phase subject to satisfaction of certain conditions. As a result, the actual scope of work performed pursuant to any such contracts, in addition to related contract revenue, could be less than total contract value. In addition, product purchases by such organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, these organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers and could lead to lower revenue results than originally anticipated.
Contracts with government and state agencies are subject to a number of challenges and risks.
Contracts with government and state agencies are subject to a number of challenges and risks. The bidding process for government contracts can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue. We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. In addition, our perceived relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments.

Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:

•
changes in government fiscal or procurement policies, or decreases in government funding available for procurement of goods and services generally, or for our federal government contracts specifically;

•	changes in government programs or applicable requirements;

•	restrictions in the grant of personnel security clearances to our employees;

•	ability to maintain facility clearances required to perform on classified contracts for U.S. federal government and foreign government agencies, as applicable;

•
changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;

•	changes in the government’s attitude towards us as a company or our technology;

•
appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•
budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;

•	influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;

•	changes in legal obligations or political or social attitudes with respect to security or data privacy issues;

•
potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns; and

•	increased or unexpected costs or unanticipated delays caused by other factors outside of our control.
Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain entering into contracts with us and/or purchasing our computers in the future, reduce the size or timing of payment with respect to our services to or purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.
System security and data protection breaches, as well as cyber-attacks, could adversely impact our information technology systems, data, intellectual property, proprietary or confidential information or operations, or those of third parties upon which we rely, which may damage our reputation and adversely affect our business, as well as other adverse consequences.
Cyber-attacks, malicious internet-based activity, online and offline fraud, denial-of-service attacks, ransomware attacks, business email compromises, computer malware, viruses, and social engineering (including phishing) are prevalent (and continue to rise) in the technology industry and our customers’ industries. In addition, we may experience attacks to our information technology systems or data, unavailable information technology systems or data, ransomware and cyber extortion attacks, unauthorized access, theft or misuse or disclosure of our data or intellectual property (including due to employee theft, misuse or errors), denial-of-service attacks, attacks by sophisticated nation-state and nation-state supported actors, and advanced persistent threat intrusions. The techniques may be used to sabotage or to obtain unauthorized access to our platform, information technology systems, data, intellectual property, networks, or physical facilities where our quantum computers are stored, and we may be unable to implement adequate preventative and responsive measures or stop and mitigate security breaches before or while they are occurring. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain malicious cyber threat actors, including nation-state and other malicious actors who may steal our intellectual property, or proprietary or confidential information, including our trade secrets.

Our platform is built to be accessed through third-party public cloud providers such as AWS, Azure and the Google Cloud Marketplace. These providers, and other third-party providers and suppliers upon which we rely, may also experience breaches and attacks to their products, information technology systems and data, which may adversely impact our systems, data, intellectual property, and operations. Data security breaches may also result from non- technical means, such as misuse or errors by employees or contractors with access to our systems. While we and our third-party cloud providers have implemented security measures designed to protect against security breaches, these measures could fail or may be insufficient, resulting in the unauthorized disclosure, modification, misuse, destruction, or loss of intellectual property, sensitive, proprietary or confidential information.
Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information, intellectual property or sensitive or confidential data about us, our partners, our customers or third parties could expose the company and the parties affected to a risk of loss or misuse of this information, resulting in litigation and potential liability, paying damages, regulatory inquiries or actions, damage to the our brand and reputation or other harm to the our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. If we fail to detect or remediate a security breach in a timely manner, or a breach otherwise affects our customers, or if we suffer a cyber- attack that impacts our ability to operate our platform, or results in the exposure of our data, intellectual property, or confidential or proprietary information we may suffer material damage to our reputation, customer relationships, business, financial condition and results of operations.
Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on the company or our customers and potential customers. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the ongoing COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth, increased demand for business services, increased competition for trained and talented employees, among other wage-inflationary pressures and we cannot assure that they will not continue to rise. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our platform and the development of quantum technologies. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.
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
Public health threats could have an adverse effect on our business and financial results.
We face various risks related to epidemics, pandemics, and other outbreaks, including the ongoing COVID-19 pandemic, including newly discovered and/or vaccine-resistant strains of the virus. In response to the ongoing COVID-19 pandemic, governments have implemented significant measures, including, but not limited to, business closures, quarantines, travel restrictions, shelter-in-place, stay-at-home and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain, or are put back, in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures or the likelihood of achieving widespread global vaccination rates as part of the broadscale efforts to contain or treat COVID-19 or future pandemics, there is likely to be an adverse impact on our potential customers, our employees and global economic conditions, and consumer confidence and spending, which could materially and adversely affect our operations and demand for our products.

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
Risks Related to Our International Expansion and Future Operations
Because our success depends, in part, on our ability to expand sales internationally, our business will be susceptible to risks associated with international operations.
We currently maintain offices and/or have personnel in the United States and Canada, and recently expanded operations to Germany and Israel, and we intend to expand our international operations by developing a sales presence in other international markets. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

•
lack of familiarity and burdens of complying with foreign laws, legal standards, privacy and cybersecurity standards, regulatory requirements, tariffs and other barriers, and the risk of penalties to our customers and individual members of management or employees if our practices are deemed to not be in compliance;

•	practical difficulties of enforcing intellectual property rights in countries with varying laws and standards and reduced or varied protection for intellectual property rights in some countries;

•
an evolving legal framework and additional legal or regulatory requirements for data privacy and cybersecurity, which may necessitate the establishment of systems to maintain data in local markets, requiring us to invest in additional data centers and network infrastructure, and the implementation of additional employee data privacy documentation (including locally compliant data privacy notice and policies), all of which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing systems integrators and partners;

•	differing technology standards;

•	different pricing environments, longer sales cycles, longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	increased financial accounting and reporting burdens and complexities;

•
difficulties in managing and staffing international operations including the proper classification of independent contractors and other contingent workers, differing employer/employee relationships and local employment laws;

•
increased costs involved with recruiting and retaining an expanded employee population outside the United States through cash and equity-based incentive programs and unexpected legal costs and regulatory restrictions in issuing our shares to employees outside the United States;

•	global political and regulatory changes that may lead to restrictions on immigration and travel for our employees;

•	fluctuations in exchange rates that may decrease the value of our foreign-based revenue;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, restrictions on the repatriation of earnings, and transfer pricing requirements; and

•	permanent establishment risks and complexities in connection with international payroll, tax and social security requirements for international employees.
Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.
Compliance with laws and regulations applicable to our global operations also substantially increases our cost of doing business in foreign jurisdictions. We have limited experience in marketing, selling and supporting our platform outside of the United States. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business, financial condition, revenues, results of operations or cash flows will suffer. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences or the prohibition of the importation or exportation of our solutions and could harm our business, financial condition, revenues, results of operations or cash flows.
Our international sales and operations subject us to additional risks and costs, including the ability to engage with customers in new geographies and exposure to foreign currency exchange rate fluctuations, that can adversely affect our business, financial condition, revenues, results of operations or cash flows.
We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the sales or use of quantum computers, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our quantum computers will be accepted in international markets by potential customers.
We have started the process of establishing a sales presence in Germany and Israel; however, our sales, support and engineering organization outside the United States is substantially smaller than our U.S. sales organization. We believe our ability to attract new customers to subscribe to our platform or to attract existing customers to renew or expand their use of our platform is directly correlated to the level of engagement we obtain with the customer. To the extent we are unable to effectively engage with non-U.S. customers due to our limited sales force capacity, we may be unable to effectively grow in international markets.
As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers in U.S. dollars, historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses for our non-U.S. employees in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations.
Our international operations may subject us to greater than anticipated tax liabilities.
The amount of taxes we may pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to any future intercompany arrangement or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Risks Related to Litigation and Government Regulation
Contracts with U.S. government entities subject us to risks, including early termination, audits, investigations, sanctions and penalties.
As part of our business strategy, we may enter into contracts with state and government entities, which subjects our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.
In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•	specialized disclosure and accounting requirements unique to government contracts;

•
financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;

•	public disclosures of certain contract and company information; and

•	mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.
Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.
State, federal and foreign laws and regulations, and other obligations, related to privacy, data protection and security could adversely affect us.
We are subject to state and federal laws and regulations related to privacy, data protection and security. In addition, in recent years, there has been a heightened legislative and regulatory focus on privacy and data security, including requiring consumer notification in the event of a data breach and providing consumers with additional rights with respect to their personal data. Legislation has been introduced in Congress and there have been several Congressional hearings addressing privacy and data security. From time to time, Congress has considered, and may do so again, legislation establishing requirements for privacy, data security and response to data breaches that, if implemented, could affect us by increasing our costs of doing business. In addition, several states have enacted comprehensive privacy laws or security breach legislation. For example, the California Consumer Privacy Act (“CCPA”), which enhances consumer protection and privacy rights by granting consumers resident in California new rights with respect to the collection of their personal data and imposing new operational requirements on businesses, went into effect in January 2020. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. Several other states have passed or are considering similar legislation. Foreign governments are raising similar privacy and data security concerns. In particular, the European Union enacted a General Data Protection Regulation (“GDPR”) in May 2018 which imposes strict requirements on how we and third parties with whom we contract collect, share, export or otherwise process personal information, and provide for significant penalties for noncompliance. China, Russia, Japan and other countries in Latin America and Asia are also strengthening their privacy laws and the enforcement of privacy and data security requirements. Complying with such laws and regulations may be time- consuming and require additional resources, and could therefore harm our business, financial condition and results of operations.

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
We may face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving stockholder, consumer, competition and/or other issues relating to our business. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. For example, on January 12, 2021, dMY Technology Group, Inc. II, dMY Sponsor II, LLC, dMY and dMY Sponsor III, LLC (“Sponsor”) accepted service of a lawsuit where we are named as counterclaim defendants in an underlying action by and between GTY Technology Holdings, Inc. (“GTY”), dMY Technology Group, Inc. and dMY Sponsor, LLC, dMY Sponsor II, LLC, dMY Technology Group Inc. II, dMY and Sponsor (collectively, “dMY Defendants”) and Carter Glatt (“Glatt”) and Captains Neck Holdings LLC (“Captains Neck”), an entity of which Mr. Glatt is a member. The underlying lawsuit, filed by dMY Technology Group, Inc. and dMY Sponsor, LLC, seeks a declaratory judgment that Glatt and Captains Neck are not entitled to membership units of dMY Sponsor LLC, which was formed by Harry L. You, the co-founder and former President and Chief Financial Officer of GTY when Glatt was still working at GTY. The underlying lawsuit contains claims arising from Glatt’s termination of employment from GTY, including theft and misappropriation of confidential GTY information, breach of contract, breach of the duties of loyalty and fiduciary duty and conversion. Glatt has responded to the underlying lawsuit by adding members of the Sponsor and officers of dMY as additional counterclaim defendants (collectively with the dMY Defendants, Glatt and Captains Neck, the “Counterclaim Defendants”) and adding Dune Acquisition Holdings LLC, a newly formed special purpose acquisition company, as a counterclaimant and asserting claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, tortious interference with business relations, quantum meruit and unjust enrichment. The Counterclaim Defendants have denied the claims against them and have a motion to dismiss the suit.
In May 2022, a securities class action complaint captioned
Leacock v. IonQ, Inc. et al.,
Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned
Fisher v. IonQ, Inc.,
Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers. Both the Leacock Litigation and Fisher Litigation allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seeking unspecified damages.
These proceedings and any additional investigations, inquiries or litigation by various regulators may harm our reputation regardless of the outcome of any such action. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Negative perceptions of our business may result in additional regulation, enforcement actions by the government and increased litigation, or harm to our ability to attract or retain customers or strategic partners, any of which may affect our business. Any damage to our reputation, including from publicity from legal proceedings against us or companies that work within our industry, governmental proceedings, unfavorable media coverage or class action could adversely affect our business, financial condition and results of operations.
An unfavorable outcome or settlement in the Leacock or Fisher Litigation or any other legal, administrative and regulatory proceeding may result in a material adverse impact on our business, results of operations, financial position and overall trends. In addition, regardless of the outcome, litigation can be costly, time-consuming, and disruptive to our operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. In addition, the laws and regulations our business is subject to are complex and change frequently. We may be required to incur significant expense to comply with changes in, or remedy violations of, these laws and regulations.
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
Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation could result in substantial costs and a diversion of management’s attention and resources. See also “
—Risks Related to Litigation and Government Regulation —
Our business is exposed to risks associated with litigation, investigations and regulatory proceedings
.”
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
As of June 30, 2022, our directors and executive officers of, and beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 25% of our outstanding common stock. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.
There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange (“NYSE”).
If we fail to satisfy the continued listing requirements of NYSE, such as the corporate governance requirements or the minimum share price requirement, NYSE may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE minimum share price requirement or prevent future non-compliance with NYSE’s listing requirements. Additionally, if our securities are not listed on, or become delisted from the NYSE, for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
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
We qualify as an emerging growth company under SEC rules. As an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) presenting only two years of audited financial statements; (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (3) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley; (4) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; (5) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements, and proxy statements; and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile. We will remain an emerging growth company until the earliest of: (1) December 31, 2025; (2) the last day of the fiscal year in which we have gross revenue exceeding $1.07 billion; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period; and (4) the last day of the year in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30 th
.
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
We have warrants outstanding to purchase an aggregate of 13,532,733 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 33,644,512 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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
The exercise price for our public warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will be in the money prior to their expiration, and as such, the public warrants may expire worthless. The public warrants expire on September 30, 2026.
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

IonQ, Inc.

Date: August 15, 2022	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)