Form 10-Q
period 2022-09-30
IonQ, Inc.
filed 2022-11-14
CIK 1824920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 7, 2022, there were
199,958,809

shares of common stock, par value $0.0001 per share, issued and outstanding.

IONQ, INC.

QUARTERLY REPORT ON FORM 10-Q

PART
1-FINANCIAL
INFORMATION
Item 1. Unaudited Financial Statements
IONQ, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$57,198	$399,025
Short-term investments	348,435	123,443
Accounts receivable	2,876	707
Prepaid expenses and other current assets	8,134	6,442

Total current assets	416,643	529,617
Long-term investments	150,154	80,110
Property and equipment, net	25,065	18,870
Operating lease right-of-use assets	3,824	4,032
Intangible assets, net	7,600	5,841
Other noncurrent assets	3,315	3,558

Total Assets	$606,601	$642,028

Liabilities and Stockholders’ Equity :
Current liabilities:
Accounts payable	$5,042	$1,882
Accrued expenses	8,177	2,647
Current portion of operating lease liabilities	582	568
Unearned revenue	4,700	3,430
Current portion of stock option early exercise liabilities	1,130	1,164

Total current liabilities	19,631	9,691
Operating lease liabilities, net of current portion	3,512	3,643
Unearned revenue, net of current portion	741	1,533
Stock option early exercise liabilities, net of current portion	1,122	1,969
Warrant liabilities	5,598	33,962
Other noncurrent liabilities	367	—

Total liabilities	$30,971	$50,798
Commitments and Contingencies (see Note 7)
Stockholders’ Equity:
Common stock $0.0001 par value per share; 1,000,000,000 shares authorized; 198,914,446 and 195,630,975 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	20	19
Additional paid-in capital	760,389	737,150
Accumulated deficit	(175,655)	(145,791)
Accumulated other comprehensive loss	(9,124)	(148)

Total stockholders’ equity	575,630	591,230

Total Liabilities and Stockholders’ Equity	$606,601	$642,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,763	$233	$7,324	$451
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	733	234	2,043	742
Research and development	13,292	6,180	30,282	15,311
Sales and marketing	1,969	1,286	5,971	2,384
General and administrative	10,149	2,461	26,901	8,321
Depreciation and amortization	1,531	596	4,248	1,543

Total operating costs and expenses	27,674	10,757	69,445	28,301

Loss from operations	(24,911)	(10,524)	(62,121)	(27,850)
Change in fair value of warrant liabilities	(1,151)	—	28,358	—
Interest income, net	2,059	—	3,926	—
Offering costs associated with warrants	—	(4,259)	—	(4,259)
Other income (expense), net	20	2	(27)	7

Loss before benefit for income taxes	(23,983)	(14,781)	(29,864)	(32,102)
Benefit for income taxes	—	—	—	—

Net loss	$(23,983)	$(14,781)	$(29,864)	$(32,102)

Net loss per share attributable to common stockholders—basic and diluted	$(0.12)	$(0.12)	$(0.15)	$(0.27)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	198,301,240	120,605,457	197,255,965	119,535,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(23,983)	$(14,781)	$(29,864)	$(32,102)
Other comprehensive loss, net of reclassification adjustments:
Change in unrealized loss on available-for-sale securities	(2,195)	—	(8,976)	—

Total other comprehensive loss	(2,195)	—	(8,976)	—

Total comprehensive loss	$(26,178)	$(14,781)	$(38,840)	$(32,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2022	198,003,162	$20	$751,259	$(151,672)	$(6,929)	$592,678
Net loss	—	—	—	(23,983)	—	(23,983)
Other comprehensive loss	—	—	—	—	(2,195)	(2,195)
Stock options exercised	370,979	—	386	—	—	386
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	414,919	—	—	—	—	—
Stock-based compensation	—	—	8,461	—	—	8,461
Warrants exercised	45	—	1	—	—	1

Balance, September 30, 2022	198,914,446	$20	$760,389	$(175,655)	$(9,124)	$575,630

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2021	119,659,006	$3	$100,332	$(56,926)	$—	$43,409
Net loss	—	—	—	(14,781)	—	(14,781)
Stock options exercised	69,458	—	33	—	—	33
Vesting of restricted common stock	166,112	—	380	—	—	380
Stock-based compensation	—	—	2,121	—	—	2,121
Merger and PIPE transaction, net of transaction costs	70,302,677	7	526,498	—	—	526,505

Balance, September 30, 2021	190,197,253	$10	$629,364	$(71,707)	$—	$557,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	195,630,975	$19	$737,150	$(145,791)	$(148)	$591,230
Net loss	—	—	—	(29,864)	—	(29,864)
Other comprehensive loss	—	—	—	—	(8,976)	(8,976)
Stock options exercised	2,043,655	1	952	—	—	953
Vesting of restricted common stock	390,193	—	880	—	—	880
Issuance of common stock from the settlement of restricted stock units	848,091	—	473	—	—	473
Stock-based compensation	—	—	20,909	—	—	20,909
Warrants exercised	1,532	—	25	—	—	25

Balance, September 30, 2022	198,914,446	$20	$760,389	$(175,655)	$(9,124)	$575,630

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	118,146,795	$3	$93,305	$(39,605)	$—	$53,703
Net loss	—	—	—	(32,102)	—	(32,102)
Equity instruments issued in consideration for intellectual property and research and development arrangements	385,797	—	2,381	—	—	2,381
Stock options exercised	974,013	—	256	—	—	256
Vesting of restricted common stock	387,971	—	796	—	—	796
Stock-based compensation	—	—	6,128	—	—	6,128
Merger and PIPE transaction, net of transaction costs	70,302,677	7	526,498	—	—	526,505

Balance, September 30, 2021	190,197,253	$10	$629,364	$(71,707)	$—	$557,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,864)	$(32,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,248	1,543
Non-cash research and development arrangements	390	1,205
Amortization of customer warrant	—	219
Stock-based compensation	22,561	5,929
Change in fair value of warrant liabilities	(28,358)	—
Offering costs associated with warrants	—	4,259
Other, net	(38)	184
Changes in operating assets and liabilities:
Accounts receivable	(1,135)	(3,691)
Prepaid expenses and other current assets	(1,842)	(3,950)
Accounts payable	2,992	(1,191)
Accrued expenses	1,996	1,714
Unearned revenue	(555)	4,084
Other assets and liabilities	(180)	(54)

Net cash used in operating activities	(29,785)	(21,851)

Cash flows from investing activities:
Purchases of property and equipment	(8,381)	(5,295)
Capitalized software development costs	(1,491)	(1,205)
Intangible asset acquisition costs	(598)	(414)
Purchases of available-for-sale securities	(488,887)	—
Maturities and sales of available-for-sale securities	185,150	—

Net cash used in investing activities	(314,207)	(6,914)

Cash flows from financing activities:
Proceeds from stock options exercised	953	5,424
Tax withholding receipts related to vested and released RSUs	1,212	—
Tax withholding payments related to vested and released RSUs	(17)	—
Proceeds from public warrants exercised	17	—
Repurchase of early exercised stock options	—	(968)
Proceeds from merger and PIPE transactions, net of transaction costs	—	575,483

Net cash provided by financing activities	2,165	579,939

Net change in cash and cash equivalents	(341,827)	551,174
Cash and cash equivalents at the beginning of the period	399,025	36,120

Cash and cash equivalents at the end of the period	$57,198	$587,294

Supplemental disclosure of non-cash investing and financing transactions:
Issuance of common stock for intellectual property	$—	$1,567
Issuance of common stock for research and development arrangement	—	814
Property and equipment purchases in accounts payable and accrued expenses	186	309
Intangible asset purchases in accounts payable and accrued expenses	256	129
Noncash reclassification of warrant liabilities to equity upon exercise	8	—
Bonus settled in restricted stock units	473	—
Transaction costs in accounts payable and accrued expenses	—	2,620
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
Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form
10-Q
comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2022, or thereafter. All references to September 30, 2022 and 2021, in the notes to the condensed consolidated financial statements are unaudited.
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
The Company remains an emerging growth company until the earliest of (i) December 31, 2025, (ii) the last day of the fiscal year in which the Company has total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates
exceeds $700.0 million as of the prior June 30th or (iv) the date on which the Company has issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.

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

	September 30, 2022	December 31, 2021
Billed accounts receivable	$1,348	$261
Unbilled accounts receivable	1,528	446

Total accounts receivable	$2,876	$707

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off. This assessment is based on management’s evaluation of past due receivables, collectability of specific accounts, historical loss experience and overall economic conditions. The Company did not have any allowance for doubtful accounts a
s of
either
September 30, 2022 or December 31, 2021.
Materials and Supplies
Materials and supplies are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used for maintenance or research and development efforts are expensed when consumed.
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
Intangible Assets, Net
The Company’s intangible assets include website domain costs, patents, intellectual property and trademarks. Intangible assets with identifiable useful lives such as patents and intellectual property are initially valued at acquisition cost and are amortized over their estimated useful lives, which is generally 20 years, using the straight-line method. With respect to patents, acquisition costs include external legal and patent application costs. Intangible assets with indefinite useful lives are assessed for impairment at least annually. During the three months ended September 30, 2022 and 2021, the Company capitalized $
0.4
 million and $0.2 million,
respectively, and during the nine months ended September 30, 2022 and 2021, the Company capitalized $0.8 million and $2.1 million, respectively, of intangible assets primarily related to intellectual property.

Capitalized Internally Developed Software
Capitalized internally developed software, which is included in intangible assets, net, consists of costs to purchase and develop internal-use
software, which the Company primarily uses to provide services to its customers. The costs to purchase and develop internal-use
software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. During the three months ended September 30, 2022 and 2021, the Company capitalized
$0.8
million and $0.5 million in
internal-use
software costs, respectively, and during the nine months ended September 30, 2022 and 2021, the Company capitalized
$2.1
million and $1.3 million, respectively. The Company amortized
$0.4
million and $0.2 million of capitalized internally developed software costs during the three months ended September 30, 2022 and 2021, respectively, and
$1.0
million and $0.5 million of capitalized internally developed software costs during the nine months ended September 30, 2022 and 2021, respectively.
Warrant Liabilities
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
upon exercise or at each reporting date for the unexercised warrants, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The warrants of dMY assumed in the Business Combination are classified as liabilities and remeasured at each reporting period (as more fully described in Note 10). The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Revenue Recognition
The Company derives revenue from providing access to its
quantum-computing-as-a-service
(“QCaaS”) platform and consulting services related to
co-developing
algorithms on the quantum computing systems. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
For contracts with a fixed transaction price, the fixed fee is recognized on a straight-line basis over the access period or associated measure of progress for our contracts for the co-development
of quantum computing algorithms. For contracts without fixed fees, variable usage fees are billed and recognized during the period of such usage. As of September 30, 2022 and 2021, substantially all of the revenue recognized by the Company was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up
to the end user.

The Company may enter into multiple contracts with a single counterparty at or near the same time. The Company will combine contracts and account for them as a single contract when one or more of the following criteria are met: (i) the contracts are negotiated as a package with a single commercial objective; (ii) consideration to be paid in one contract depends on the price or performance of the other contract; and (iii) goods or services promised are a single performance obligation. Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer. For arrangements that contain consideration payable to a customer, the Company uses judgment in determining whether such payments are a reduction of the transaction price or a payment to the customer for a distinct good or service. The Company has entered into one revenue arrangement in which it granted warrants to the counterparty. Refer to Note 9 for further information on the customer warrants.
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

As of September 30, 2022, approximately $32.9 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable
contracts, including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders.
The Company expects to recognize revenue of $3.3 million, $21.0 million and $8.6 million related to these remaining performance obligations in the remaining three months ended December 31, 2022, the year ended December 31, 2023, and thereafter, respectively.
The following table summarizes the changes in unearned revenue for the nine months ended September 30, 2022 (in thousands):

Total
Balance as of December 31, 2021	$4,963
Revenue recognized	(3,875)
Payments from customers, net	4,353

Balance as of September 30, 2022	$5,441

For contractual arrangements where consideration is paid
up-front,
the transfer of the quantum computing services is completed at the discretion of the customer as the customer chooses to use the services starting from the date of contract inception. As such, the up-front
payment of consideration does not represent a significant financing component.
Assets Recognized from Costs to Obtain a Contract
Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of September 30, 2022, and December 31, 2021, total capitalized costs were $1.0 million and zero, respectively. No amortization expense was recognized in the three
or
nine months ended September 30, 2022
or
2021.
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
Company’s total revenue. The Company’s revenue was primarily from three significant customers for each of the three and nine months ended September 30, 2022. The Company’s revenue was from two significant customers for the three months ended September 30, 2021, and from three customers for the nine months ended September 30, 2021.
Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock during the period, plus common stock equivalents, outstanding during the period.
Earnings (loss) per share calculations for the three and nine months ended September 30, 2021, have been retroactively restated to reflect the conversion of the Company’s convertible redeemable preferred stock and the equivalent number of shares reflecting the exchange ratio established in the Business Combination.
The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2022	2021	2022	2021
Net loss available to common stockholders	$(23,983)	$(14,781)	$(29,864)	$(32,102)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders – basic and diluted	198,301,240	120,605,457	197,255,965	119,535,167

Net loss per share attributable to common stockholders – basic and diluted	$(0.12)	$(0.12)	$(0.15)	$(0.27)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock options outstanding	22,876,924	24,844,683	22,569,244	24,765,944
Warrants to purchase common stock	8,301,202	8,301,202	8,301,202	8,301,202
Public and private warrants	5,231,525	125,000	5,231,839	42,125
Unvested founders’ shares	—	8,152	—	2,747
Unvested restricted stock units	5,805,000	—	3,224,741	—
Unvested common stock	1,093,136	1,627,627	1,221,453	1,329,755

Total	43,307,787	34,906,664	40,548,479	34,441,773

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
3. CASH EQUIVALENTS AND INVESTMENTS
The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash equivalents and investments in available-
for-sale
securities recorded in the condensed consolidated balance sheets (in thousands):

	As of September 30, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$45,724	$—	$—	$45,724	$123,690	$—	$—	$123,690
Commercial paper	180,600	—	(841)	179,759	203,628	—	(21)	203,607
Corporate notes and bonds	251,789	—	(6,977)	244,812	80,060	2	(109)	79,953
Municipal bonds	9,875	—	(324)	9,551	2,000	—	—	2,000
US government and agency	76,923	—	(982)	75,941	193,347	1	(20)	193,328

Total cash equivalents and investments	$564,911	$—	$(9,124)	$555,787	$602,725	$3	$(150)	$602,578

Unrealized losses related to investments were primarily a result of interest rate fluctuations, and none of the investments held as of September 30, 2022, have been in a continuous unrealized loss position for greater than one year. As of September 30, 2022, the Company did not consider any of its available-for-sale
investments to be other-than-temporarily impaired nor does the Company intend, or believe it is more likely than not, that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.
The estimated fair value of the Company’s cash equivalents and investments in available-for-sale
securities as of September 30, 2022, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	1 Year or Greater	Total
Cash and money market funds	$45,724	$—	$45,724
Commercial paper	179,759	—	179,759
Corporate notes and bonds	108,359	136,453	244,812
Municipal bonds	4,875	4,676	9,551
US government and agency	66,916	9,025	75,941

Total	$405,633	$150,154	$555,787

4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of September 30, 2022
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Cash and money market funds (1)	$45,724	$—	$—	$45,724
Commercial Paper	—	11,474	—	11,474

Total cash equivalents	45,724	11,474	—	57,198

Short-term investments:
Commercial paper	—	168,285	—	168,285
Corporate notes and bonds	—	108,359	—	108,359
Municipal bonds	—	4,875	—	4,875
US government and agency	—	66,916	—	66,916

Total short-term investments	—	348,435	—	348,435

Long-term investments:
Corporate notes and bonds	—	136,453	—	136,453
Municipal bonds	—	4,676	—	4,676
US government and agency	—	9,025	—	9,025

Total long-term investments	—	150,154	—	150,154

Total Assets	$45,724	$510,063	$—	$555,787

Liabilities:
Public warrants	$5,598	$—	$—	$5,598

	Fair Value Measured as of December 31, 2021
Assets:	Level 1	Level 2	Level 3	Total
Cash equivalents:
Cash and money market funds (1)	$123,690	$—	$—	$123,690
Commercial paper	—	125,335	—	125,335
US government and agency	—	150,000	—	150,000

Total cash equivalents	123,690	275,335	—	399,025

Short-term investments:
Commercial paper	—	78,272	—	78,272
Corporate notes and bonds	—	14,818	—	14,818
Municipal bonds	—	2,000	—	2,000
US government and agency	—	28,353	—	28,353

Total short-term investments	—	123,443	—	123,443

Long-term investments
Corporate notes and bonds	—	65,135	—	65,135
US government and agency	—	14,975	—	14,975

Total long-term investments	—	80,110	—	80,110

Total Assets	$123,690	$478,888	$—	$602,578

Liabilities:
Public warrants	$33,962	$—	$—	$33,962

(1)	Includes money market funds associated with the Company’s overnight investment sweep account.
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the period. On September 30, 2022, the closing trading price of the public warrants was $1.07 per warrant.

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is composed of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment and acquired computer software	$1,959	$840
Machinery, equipment, furniture and fixtures	7,476	5,497
Leasehold improvements	964	827
Quantum computing systems	21,238	15,151

Gross property and equipment	31,637	22,315
Less: accumulated depreciation	(6,572)	(3,445)

Property and equipment, net	$25,065	$18,870

Depreciation expense for the three months ended September 30, 2022 and 2021, was $1.1 million and $0.4 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021, was $3.1 million and $1.0 million, respectively.
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
Exclusive Option Agreements
The Company also entered into an exclusive option agreement (“Option Agreement”) with each of UMD and Duke in 2016 whereby on the anniversary of the effective date of the License Agreement for a period of 5 years, the Company has the right to exclusively license additional intellectual property developed by UMD and Duke (the “Additional Patents” and together with the Initial Patents, the “Licensed Patents”) by exercising an annual option and issuing common shares each to Duke and UMD in consideration for the Additional Patents. The amount issued to UMD and Duke pursuant to the option over the
5-year
term is equal to an aggregate of 642,995 common shares to each university after giving effect to the recapitalization. The Company may elect not to exercise the option if there was not a minimum number of intellectual property developed in a given year and then the Option Agreement would extend another year. In December 2020, the Company and Duke amended the Duke Option Agreement to provide for the issuance of the remaining 1,214,317 shares of common stock after giving effect to the recapitalization in consideration for research and development services through July 15, 2026. Under the terms of the amended Option Agreement, the issuance of shares is a nonrefundable upfront payment in exchange for research and development services by Duke whereby the Company will obtain rights to any potential future intellectual property developed during the term. As such, the fair value of the shares of common stock issued to Duke was recorded as a prepaid expense and is being amortized over the term of the arrangement as services are received. The Company recognized $0.1 million of research and development expense related to the agreement with Duke during each of the three months ended September 30, 2022 and 2021, and
 $0.4
million of research and development expense related to the agreement with Duke during each of the nine months ended September 30, 2022 and 2021.

In February 2021, the Company and UMD amended the UMD Option Agreement to provide for the issuance of the remaining 128,599 shares of common stock after giving effect to the recapitalization to UMD as a nonrefundable upfront payment in exchange for research and development services by UMD and rights to any potential future intellectual property developed through July 2021. The fair value of the shares issued to UMD was $0.8 million. The Company recognized $0.1 million and $0.8 million of research and development expense associated with the UMD Option Agreement amendment for the three and nine months ended September 30, 2021, respectively. The UMD Option Agreement was fully amortized in 2021 and therefore no research and development expense was recognized for the three and nine months ended September 30, 2022.
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
., Case No.
8:22-cv-01306-DLB
(the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers. Both the Leacock Litigation and Fisher Litigation, which have been consolidated in a single action, allege violations of Section 10(b) of the Exchange Act, and Rule
10b-5
promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint on or before November 22, 2022. The defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.
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
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of September 30, 2022 and December 31, 2021. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
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
filed with the SEC on October 4, 2021), at an exercise price per share (rounded up to the nearest whole cent) equal to (i) the exercise price per share of such Legacy IonQ Warrant Shares divided by (ii) the Exchange Ratio. Except as specifically provided in the merger agreement, the Warrant Shares will have the same terms and be subject to the same conditions (including applicable vesting conditions) as set forth in the Legacy IonQ warrant agreement. As of September 30, 2022, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company.
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
During 2020, Warrant Shares with a fair value of $0.6 million vested. This fair value of the unamortized warrants was
recorded within other noncurrent assets and the Warrant Shares are amortized over time as the related customer revenue is earned. During the three and nine months ended September 30, 2021, $0.1 million and $0.2 million, respectively, of the warrant amortization was recorded as a reduction of the related customer revenue. As of December 31, 2021, the contract asset was fully amortized, and therefore
, no
warrant amortization was recorded as a reduction of the related customer revenue during the three and nine months ended September 30, 2022.
10. WARRANT LIABILITIES
The Company assumed 11,500,000 warrants, comprised of 7,500,000 of public warrants and 4,000,000 private placement warrants, on September 30, 2021, as part of the Business Combination. As of September 30, 2022, there were 5,231,486 public warrants to purchase common stock outstanding. There were no private placement warrants outstanding as of September 30, 2022. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.
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

No public warrants had been redeemed by the Company as of September 30, 2022.
Private placement warrants
The private placement warrants were identical to the public warrants, except that the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants were not transferable, assignable, or salable until
 30
days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants were non-redeemable so long as they were held by dMY Sponsor III, LLC or its permitted transferees. Otherwise, the private placement warrants had terms and provisions that were identical to those of the public warrants, including as to exercise price, exercisability and exercise period. In December 2021
,
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
In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”) which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. Initially, a maximum of 26,235,000 shares of common stock may be issued under the 2021 Plan. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2022, the number of shares reserved for issuance under the 2021 Plan increased by 12,947,703. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of September 30, 2022, the Company had 27,006,207 shares available for grant under the 2021 Plan.

Under both equity incentive plans, all options granted have a contractual term of 10 years.
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
Fair Value of Underlying Common Stock
—For options granted under the 2015 Plan, because the Company’s common stock was not yet publicly traded on the date of grant, the Company estimated the fair value of common stock prior to closing the Business Combination. The board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of Legacy IonQ’s previously Convertible Redeemable Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. For options granted under the 2021 Plan, the Company utilizes the closing stock price on the date of grant as the fair value of the common stock underlying such options.
The assumptions used to estimate the fair value of stock options granted during the three and nine months ended September 30, 2022 and 2021, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-Free Interest Rate	3.00%	—%	2.53%	0.96%
Expected Term (in years)	6.06	—	5.80	6.26
Expected Volatility	73.83%	—%	75.96%	77.04%
Dividend Yield	—%	—%	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2021	22,133,210	$0.64	7.84	$377.58
Granted	3,877,000	9.31
Exercised	(2,043,655)	0.47
Cancelled/Forfeited	(131,710)	0.69

Outstanding as of September 30, 2022	23,834,845	$2.07	7.55	$88.08

Exercisable as of September 30, 2022	12,054,991	$0.79	6.97	$52.24

Exercisable and expected to vest as of September 30, 2022	23,834,845	$2.07	7.55	$88.08

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	21,863,368	$0.34	8.67	$44.79
Granted	6,492,540	2.39
Exercised	(3,308,594)	1.64
Cancelled/ Forfeited	(1,212,609)	1.91

Outstanding as of September 30, 2021	23,834,705	$0.64	8.15	$227.89

The following table summarizes additional information on stock option grants, vesting and exercises (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total intrinsic value of options exercised	$1.5	$0.7	$9.4	$28.3
Aggregate grant-date fair value of options vested	$2.8	$3.2	$7.3	$5.0
Weighted-average grant-date fair value per share for options granted	$5.05	$—	$6.26	$5.83
Early Exercised Stock Options
As of September 30, 2022 and December 31, 2021, there
were 1,030,469 and 1,420,662 shares, respectively, subject to repurchase related to stock options early exercised and unvested. These amounts are reclassified to common stock and additional paid-in
capital as the underlying shares vest. As of September 30, 2022 and December 31, 2021, the Company recorded a liability related to these shares subject to repurchase in the amount of $2.3 million and $3.1 million, respectively, in its condensed consolidated balance sheets.
Restricted Stock Units
The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2021	—	$—	—	$—
Granted	8,378,716	8.15
Vested	(848,091)	5.29
Forfeited	(79,220)	9.98

Outstanding as of September 30, 2022	7,451,405	$8.26	3.20	$61.52

Expected to vest after September 30, 2022	7,389,905	$8.22	3.22	$60.72

During the nine months ended September 30, 2022, the Company granted 81,134 RSUs related to the settlement of an accrued bonus liability.

Stock-Based Compensation Expense
Total stock-based compensation expense for stock option awards, RSU awards, and unvested common stock which are included in the condensed consolidated financial statements is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$239	$15	$590	$46
Research and development	4,932	1,181	8,998	2,351
Sales and marketing	344	22	920	47
General and administrative	4,490	837	12,053	3,485

Stock-based compensation, net of amounts capitalized	10,005	2,055	22,561	5,929
Capitalized stock-based compensation—Intangibles and fixed assets	488	66	1,135	199

Total stock-based compensation	$10,493	$2,121	$23,696	$6,128

Unrecognized Stock-Based Compensation
A summary of our remaining unrecognized compensation expense and the weighted-average remaining amortization period as of September 30, 2022, related to our non-vested
stock options and RSU awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$54.7	1.6
Stock options	$45.0	1.7
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
Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of September 30, 2022, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.
12. OTHER BALANCE SHEET ACCOUNTS
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll expenses and related benefits	$6,521	$1,025
Accrued expenses—other	1,656	1,622

Total accrued expenses	$8,177	$2,647

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
and Chief Scientist served as a professor at UMD. During 2021, the Company’s Chief Scientist moved to Duke and each, in their role as professors at Duke, are leading the research subject to the License Agreement and Option Agreement with Duke as of September 30, 2022.
In addition, the Company has an operating lease for office space with the UMD.
In September 2021, the Company entered into a contract with UMD to provide certain quantum computing services and facility access (the “UMD Quantum Agreement”) related to the National Quantum Lab at UMD in exchange for payments totaling
 $14.0 million over 3
years. Over the term of the contract, the Company estimates that it will make payments to UMD of approximately $1.4 million, including a pledge to establish the IonQ Endowed Professorship in the College of Computer, Mathematical and Natural Sciences at UMD with a contribution of $1.0 million. The pledge and other estimated payments to UMD will not be an exchange for distinct goods or services under the provisions of ASC 606 and therefore are considered a reduction of the transaction price for the UMD Quantum Agreement. The transaction price is currently estimated at $12.6
million, reflecting this reduction.
In July 2022, the Company entered into an agreement to provide customized quantum computing hardware to UMD for a transaction price of $0.7 million.
The Company’s results from transactions with related parties, as reflected in the condensed consolidated statements of operations are detailed below (in thousands). Except for $0.1 million related to the amortization of a research and development arrangement with Duke in each of the three months ended September 30, 2022 and 2021, respectively, and $0.4 million related to the amortization of a research and development arrangement with Duke in each of the nine months ended September 30, 2022 and 2021, respectively, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$1,014	$164	$3,008	$164
Cost of revenue	13	34	39	34
Research and development (1)	274	313	814	1,649
Sales and marketing	30	8	99	8
General and administrative	29	59	87	189

(1)
Included in research and development expenses is
non-cash
amortization associated with the Exclusive Option Agreements with UMD and Duke of $0.1 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.4 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively. Also included in research and development expenses is $0.1 million in allocated rent expense for each of the three months ended September 30, 2022 and 2021, and $0.4 million in allocated rent expense for each of the nine months ended September 30, 2022 and 2021.

The Company has the following balances related to transactions with related parties, as reflected in the condensed consolidated balance sheets (in thousands). Except for $0.5 million in prepaid

expenses and other current assets as of each of September 30, 2022 and December 31, 2021, respectively, and $1.5 million and $1.8 million in other noncurrent assets as of September 30, 2022 and December 31, 2021, respectively, which relate to prepaid services to Duke under the Option agreement, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	September 30, 2022	December 31, 2021
Assets

Prepaid expenses and other current assets	$537	$612
Operating lease right-of-use asset	3,824	4,032
Other noncurrent assets	1,455	1,845
Liabilities
Accounts payable	54	54
Current operating lease liabilities	582	568
Unearned revenue	2,613	2,821
Non-current operating lease liabilities	3,512	3,643
14. GEOGRAPHIC INFORMATION
Revenue generated for customers located in the United States was approximately 78% and 79% of revenue for the three months ended September 30, 2022 and 2021, respectively, and 83% and 67% of revenue for the nine months ended September 30, 2022 and 2021, respectively.

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

We are still in the early stages of generating revenue. We have incurred significant operating losses since our inception. Our net losses were $29.9 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $175.7 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve increasingly higher number of stable qubits and higher levels of fidelity than that which presently exists—prerequisites for quantum computing to reach broad quantum advantage.

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

Business and Technical Highlights

•

In September, the United States Air Force Research Lab (AFRL) announced a multi-part, $13.4 million contract with IonQ. We will supply cloud access to compute on our cutting-edge trapped ion systems and certain hardware components to further research in quantum networking.

•

We increased the computational power of our Aria system by approximately 4x, now reaching #AQ 25, up from #AQ 23. Aria was already believed to be the most powerful quantum computer known, and has now achieved our #AQ technical milestone for 2022. Aria is available to the public via cloud access on Microsoft’s Azure Quantum Cloud.

•	We announced a project with the Oak Ridge National Laboratory, part of the U.S. Department of Energy, to research benchmark circuits for the discovery of new quantum chemistry applications.

•

We announced a new partnership with Dell Technologies to offer joint customers a world-class hybrid computing solution, allowing for the seamless transitioning of workloads between the world’s leading quantum and classical computing hardware systems.

•	We announced a next generation custom chip called the multilayered glass trap (MGT), which utilizes multiple layers to route wires across the chip to enable higher qubit count per chip.

•

We will be participating at the Super Compute 2022 (SC22), a multi-day event in Dallas, Texas, on November 13-18, where we and Dell Technologies will demonstrate our new Dell Quantum Computing Solution.

Impact of COVID-19 and Other Trends on Our Business

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

Additionally, the recent trends towards rising inflation may also materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Offering costs associated with warrants

Offering costs associated with warrants consist of transaction costs that have been allocated to the public and private warrants and were expensed upon consummation of the Business Combination on September 30, 2021, based on the relative fair value of the equity issued and the liability-classified warrants.

Other income (expense), net

Other income (expense), net consists of realized losses on our available-for-sale investments and certain other expenses.

Results of Operations

The following table sets forth our statements of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Revenue	$2,763	$233	$7,324	$451
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	733	234	2,043	742
Research and development(1)	13,292	6,180	30,282	15,311
Sales and marketing(1)	1,969	1,286	5,971	2,384
General and administrative(1)	10,149	2,461	26,901	8,321
Depreciation and amortization	1,531	596	4,248	1,543

Total operating costs and expenses	27,674	10,757	69,445	28,301

Loss from operations	(24,911)	(10,524)	(62,121)	(27,850)
Change in fair value of warrant liabilities	(1,151)	—	28,358	—
Interest income, net	2,059	—	3,926	—
Offering costs associated with warrants	—	(4,259)	—	(4,259)
Other income (expense), net	20	2	(27)	7

Loss before benefit for income taxes	(23,983)	(14,781)	(29,864)	(32,102)
Benefit for income taxes	—	—	—	—

Net loss	$(23,983)	$(14,781)	$(29,864)	$(32,102)

(1)	Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cost of revenue	$239	$15	$590	$46
Research and development	4,932	1,181	8,998	2,351
Sales and marketing	344	22	920	47
General and administrative	4,490	837	12,053	3,485

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Revenue	$2,763	$233	$2,530	1086%

Revenue increased by $2.5 million, or 1,086%, to $2.8 million for the three months ended September 30, 2022, from $0.2 million for the three months ended September 30, 2021. The increase was primarily driven by new revenue contracts under which we provided services during the three months ended September 30, 2022, as well as an increase in revenue from services provided under our contract with UMD.

Cost of revenue

	Three Months Ended September 30,		$	%
	2022	2021	Change	Change

	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$733	$234	$499	213%

Cost of revenue increased by $0.5 million, or 213%, to $0.7 million for the three months ended September 30, 2022, from $0.2 million for the three months ended September 30, 2021. The increase was driven by the increase in costs to service new contracts for the three months ended September 30, 2022.

Research and development

	Three Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)

Research and development	$13,292	$6,180	$7,112	115%

Research and development expenses increased by $7.1 million, or 115%, to $13.3 million for the three months ended September 30, 2022, from $6.2 million for the three months ended September 30, 2021. The increase was primarily driven by a $6.0 million increase in payroll-related expenses, including stock-based compensation of $3.8 million, as a result of increased headcount, and a $1.1 million increase in professional service costs to support research and development initiatives.

Sales and marketing

	Three Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Sales and marketing	$1,969	$1,286	$683	53%

Sales and marketing expenses increased by $0.7 million, or 53%, to $2.0 million for the three months ended September 30, 2022, from $1.3 million for the three months ended September 30, 2021. The increase was primarily due to an increase of $0.7 million of payroll-related expenses, including an increase in stock-based compensation of $0.3 million, as a result of increased headcount.

General and administrative

	Three Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
General and administrative	$10,149	$2,461	$7,688	312%

General and administrative expenses increased by $7.7 million, or 312%, to $10.1 million for the three months ended September 30, 2022, from $2.5 million for the three months ended September 30, 2021. The increase was primarily driven by an increase of $5.1 million in payroll-related expenses, including an increase in stock-based compensation of $3.7 million, as a result of increased headcount, and an increase of $1.2 million in director and officer insurance costs. The remaining increase is primarily due to additional costs incurred to operate as a public company and other general and administrative activities as a result of hiring additional personnel.

Depreciation and amortization

	Three Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Depreciation and amortization	$1,531	$596	$935	157%

Depreciation and amortization expenses increased by $0.9 million, or 157%, to $1.5 million for the three months ended September 30, 2022, from $0.6 million for the three months ended September 30, 2021. The increase was primarily driven by an increase of $0.2 million due to amortization of capitalized internally developed software and an increase of $0.5 million in depreciation expense associated with capitalized quantum computing system costs.

Change in fair value of warrant liabilities

	Three Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Change in fair value of warrant liabilities	$(1,151)	$—	$(1,151)	NM

NM—Not Meaningful

The change in fair value of warrant liabilities increased $1.2 million to $1.2 million for the three months ended September 30, 2022, from zero for the three months ended September 30, 2021, as a result of mark-to-market income adjustments recorded for the public warrants assumed as part of the Business Combination.

Interest income, net

	Three Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Interest income, net	$2,059	$—	$2,059	NM

NM—Not Meaningful

Interest income, net increased by $2.1 million to $2.1 million for the three months ended September 30, 2022, from zero for the three months ended September 30, 2021. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments.

Offering costs associated with warrants

	Three Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Offering costs associated with warrants	$—	$(4,259)	$4,259	100%

Offering costs associated with warrants decreased by $4.3 million, or 100%, to zero for the three months ended September 30, 2022, from $4.3 million for the three months ended September 30, 2021. In connection with the Business Combination, $4.3 million of transaction costs were allocated and expensed related to the liability-classified public and private warrants.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Revenue	$7,324	$451	$6,873	1524%

Revenue increased by $6.9 million, or 1,524%, to $7.3 million for the nine months ended September 30, 2022, from $0.5 million for the nine months ended September 30, 2021. The increase was primarily driven by new revenue contracts under which we provided services during the nine months ended September 30, 2022, as well as an increase in revenue from services provided under our contract with UMD.

Cost of revenue

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$2,043	$742	$1,301	175%

Cost of revenue increased by $1.3 million, or 175%, to $2.0 million for the nine months ended September 30, 2022, from $0.7 million for the nine months ended September 30, 2021. The increase was driven by the increase in costs to service new contracts for the nine months ended September 30, 2022.

Research and development

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Research and development	$30,282	$15,311	$14,971	98%

Research and development expense increased by $15.0 million, or 98%, to $30.3 million for the nine months ended September 30, 2022 from $15.3 million for the nine months ended September 30, 2021. The increase was primarily driven by a $10.8 million increase in payroll-related expenses, including an increase in stock-based compensation of $6.6 million, as a result of increased headcount, a $2.4 million increase in materials, supplies and equipment costs, and a $1.4 million increase in professional service costs to support research and development initiatives.

Sales and marketing

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Sales and marketing	$5,971	$2,384	$3,587	150%

Sales and marketing expense increased by $3.6 million, or 150%, to $6.0 million for the nine months ended September 30, 2022, from $2.4 million for the nine months ended September 30, 2021. The increase was primarily due to an increase of $2.8 million of payroll-related expenses, including an increase in stock-based compensation of $0.9 million, as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $0.8 million.

General and administrative

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
General and administrative	$26,901	$8,321	$18,580	223%

General and administrative expenses increased by $18.6 million, or 223%, to $26.9 million for the nine months ended September 30, 2022, from $8.3 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase of $11.1 million in payroll-related expenses, including an increase in stock-based compensation of $8.6 million, as a result of increased headcount, and an increase of $3.7 million in director and officer insurance costs. The remaining increase is primarily due to additional costs incurred to operate as a public company and other general and administrative activities as a result of hiring additional personnel.

Depreciation and amortization

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Depreciation and amortization	$4,248	$1,543	$2,705	175%

Depreciation and amortization expenses increased by $2.7 million, or 175%, to $4.2 million for the nine months ended September 30, 2022, from $1.5 million for the nine months ended September 30, 2021. The increase was primarily driven by an increase of $0.5 million due to amortization of capitalized internally developed software and an increase of $1.4 million in depreciation expense associated with capitalized quantum computing system costs.

Change in fair value of warrant liabilities

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Change in fair value of warrant liabilities	$28,358	$—	$28,358	NM

NM—Not Meaningful

The change in fair value of warrant liabilities increased $28.4 million to $28.4 million for the nine months ended September 30, 2022, from zero for the nine months ended September 30, 2021, as a result of mark-to-market income adjustments recorded for the public warrants assumed as part of the Business Combination.

Interest income, net

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Interest income, net	$3,926	$—	$3,926	NM

NM—Not Meaningful

Interest income, net increased by $3.9 million to $3.9 million for the nine months ended September 30, 2022, from zero for the nine months ended September 30, 2021. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments.

Offering costs associated with warrants

	Three Months Ended September 30,		$ Change	% Change
	2022	2021

	(in thousands)
Offering costs associated with warrants	$—	$(4,259)	$4,259	100%

Offering costs associated with warrants decreased by $4.3 million, or 100%, to zero for the nine months ended September 30, 2022, from $4.3 million for the nine months ended September 30, 2021. In connection with the Business Combination, $4.3 million of transaction costs were allocated and expensed related to the liability-classified public and private warrants.

Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and available-for-sale securities of $555.8 million. We believe that our cash, cash equivalents and investments as of September 30, 2022, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred losses since our inception, and as of September 30, 2022, we had an accumulated deficit of $175.7 million. During the nine months ended September 30, 2022, we incurred net losses of $29.9 million. We expect to incur additional losses and higher operating expenses for the foreseeable future.

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

Our primary uses of cash and investments are to fund our operations as we continue to grow our business. We require a significant amount of cash for expenditures as we invest in ongoing research and development and commercialization of our products. Until such time as we can generate significant revenue from commercializing our quantum computing technology, if ever, we expect to finance our liquidity needs through our cash, cash equivalents and investments, as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our quantum computing technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.”

Other than operating expenses, including our continued investment in our quantum computers, cash requirements for the year ending December 31, 2022, are expected to consist primarily of capital expenditures for corporate facilities.

Our material cash requirements as of September 30, 2022 include operating lease commitments, including the lease of our headquarters in College Park, Maryland. As of September 30, 2022, we have total operating lease obligations of $6.5 million, with $0.7 million payable within 12 months.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(29,785)	$(21,851)
Net cash used in investing activities	$(314,207)	$(6,914)
Net cash provided by financing activities	$2,165	$579,939

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

Net cash used in operating activities during the nine months ended September 30, 2022, was $29.8 million, primarily resulting from a net loss of $29.9 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants offset by stock-based compensation and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities, increased compensation costs as a result of hiring personnel and increased costs incurred as a public company.

Net cash used in operating activities during the nine months ended September 30, 2021, was $21.9 million, primarily resulting from a net loss of $32.1 million, adjusted for non-cash activity, primarily related to stock-based compensation, offering costs associated with warrants, costs associated with research and development arrangements and other working capital activities.

Cash flows from investing activities

Net cash used in investing activities during the nine months ended September 30, 2022, was $314.2 million, primarily resulting from purchases of available-for-sale investments of $488.9 million, additions of $8.4 million to property and equipment related to the development of our quantum computing systems, offset by cash received from sales and maturities of available-for-sale investments of $185.2 million.

Net cash used in investing activities during the nine months ended September 30, 2021, was $6.9 million, primarily resulting from additions of $5.3 million to property and equipment related to the development of our quantum computing systems, $1.2 million of capitalized internal software development costs, and $0.4 million of intangible assets acquisition costs.

Cash flows from financing activities

Net cash provided by financing activities during the nine months ended September 30, 2022, was $2.2 million, primarily resulting from proceeds from stock options exercised and tax withholding receipts related to restricted stock units.

Net cash provided by financing activities during the nine months ended September 30, 2021, was $579.9 million primarily resulting from proceeds received from the Business Combination and the PIPE investment, as well as cash received from stock options exercised.

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

We will remain an emerging growth company under the JOBS Act until the earliest of (i) December 31, 2025, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

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

We are exposed to market risk related to changes in interest rates and concentration of credit. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our Annual Report. No material changes related to our market risks have occurred since December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the material weakness that existed in our internal control over financial reporting as described below, and which continues to exist.

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

Remediation Efforts to Address the Material Weakness

In light of the material weakness identified, we implemented a remediation plan which includes measures designed to improve our internal control over financial reporting. These measures include adding resources (both internal and external) as well as improving the control environment around financial systems and processes. To date, we have completed the following remedial actions:

•	hired additional full-time accounting personnel with appropriate levels of experience, and augmented skills gaps with external experts;

•	established and implemented policies surrounding the approval of transactions, related to, but not limited to, account reconciliations and journal entries; and

•	implemented and are using a financial accounting system that supports effective information technology general controls, as well as the anticipated growth of our business.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder of the Company and certain of the Company’s current officers. Both the Leacock Litigation and Fisher Litigation, which have been consolidated in a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint on or before November 22, 2022.

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

•	If our computers fail to achieve a broad quantum advantage, our business, financial condition and future prospects may be harmed.

•	We could suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems or with the public cloud and internet infrastructure on which they rely.

•	We may face unknown supply chain issues that could delay the introduction of our product and negatively impact our business and operating results.

•	If we cannot successfully execute on our strategy or achieve our objectives in a timely manner, our business, financial condition and results of operations could be harmed.

•	Our products may not achieve market success, but will still require significant costs to develop.

•	We are highly dependent on our co-founders, and our ability to attract and retain senior management and other key employees is critical to our success.

•	Our future growth and success depend on our ability to sell effectively to large customers.

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

Risks Related to Our Financial Condition and Status as an Early Stage Company

We are an early stage company and have a limited operating history, which makes it difficult to forecast our future results of operations.

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

We have historically experienced net losses from operations. For the nine months ended September 30, 2022, we incurred a loss from operations of $29.9 million. As of September 30, 2022, we had an accumulated deficit of $175.7 million. We believe that we will continue to incur losses each quarter until at least the time we begin significant production of our quantum computers, which is not expected to occur until 2025, at the earliest, and may occur later, or never. Even with significant production, such production may never become profitable.

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

Our growth is dependent upon our ability to successfully scale up manufacturing of our products in sufficient quantity and quality, in a timely or cost-effective manner. Our growth is also dependent upon our ability to successfully market and sell quantum computing technology. We do not have experience with the mass distribution and sale of quantum computing technology. Our growth and long-term success will depend upon the development of our sales and delivery capabilities.

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

Our business and our future plans for expansion are capital-intensive and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to our stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. Weakness and volatility in capital markets and the economy, in general or as a result of macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans.

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

Our customers and potential customers include government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement.

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

Additionally, changes in government defense spending could have adverse consequences on our financial position, results of operations and business. Certain current contracts and our anticipated future revenues from the U.S. government are expected to result from contracts awarded under various U.S. government programs. Cost cutting including through consolidation and elimination of duplicative organizations has become a major initiative for certain departments within the U.S. government. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions. The overall level of U.S. defense spending increased in recent years for numerous reasons.

Significant reduction in defense spending could have long-term consequences for our size and structure. In addition, reduction in government priorities and requirements could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

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

We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. For example, in 2021, the U.S. House of Representatives introduced the Quantum Cybersecurity Preparedness Act, signaling fresh focus on the need for U.S. investment in quantum computing—both to protect against quantum-powered attacks from foreign actors and to develop quantum computing strength on the domestic front. In May 2022, the Biden administration announced directives to support U.S. leadership in quantum computing, and in September 2022, the National Security Administration (NSA) shared guidance on the importance of cybersecurity readiness against would-be adversaries developing quantum systems. Any changes to government regulations as a result of this demonstrated focus on quantum computing could affect our ability to enter into, or the profitability of, contracts with government entities.

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

If our information technology systems, data, or physical facilities where our quantum computers are stored, or those of third parties upon which we rely, are or were compromised, we could experience adverse business consequences resulting from such compromise.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “processing”) personal data and other sensitive information, including intellectual property, proprietary and confidential business data, trade secrets, sensitive third-party data, business plans, transactions, and financial information of our own, our partners, our customers, or other third parties (collectively, “Sensitive Data”).

In the ordinary course of our business, we and the third parties upon which we rely may process Sensitive Data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats to our information technology systems, data, or physical facilities where our quantum computers are stored, including but not limited to ransomware attacks, which could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain threat actors, including nation state and other malicious actors, who may steal our Sensitive Data, including our intellectual property or other proprietary or confidential information, including our trade secrets.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state and nation-state-supported actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to distribute our services.

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and could lead to significant interruptions in our operations, loss of Sensitive Data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Additionally, we are incorporated into the supply chain of a large number of companies worldwide and, as a result, if our services are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. Our platform is built to be accessed through third-party cloud providers, such as AWS, Azure, and the Google Cloud Marketplace, and we rely on these and other third-party service providers and technologies to operate critical business systems to process Sensitive Data in a variety of contexts, including, without limitation, other cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited. Although we understand our third-party cloud providers have implemented security measures designed to protect against various cybersecurity risks and vulnerabilities, these and other third parties may nevertheless not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Data (including proprietary information and intellectual property) or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems (including in our services) because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. As a result, we may be unable to implement adequate preventative and responsive measures to stop or mitigate security breaches before or while they are occurring.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: exposure of Sensitive Data (including intellectual property or confidential or proprietary information); government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing Sensitive Data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

As part of our business strategy, we have entered into and may enter into additional contracts with state and government entities, which subjects our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to adverse business consequences.

Our data processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which becomes effective January 1, 2023, will expand the CCPA’s requirements, including applying to personal information of business representatives and employees and establishing a new regulatory agency to implement and enforce the law.

Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data.

For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, we also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including China’s Personal Information Protection Law, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Some European regulators have prevented companies from transferring personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We may also be bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customers may require us to host personal data locally.

We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; interruptions or stoppages in our business operations or data collection; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al.,Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc.,Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers. Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seeking damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint on or before November 22, 2022.

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

An unfavorable outcome or settlement or any other legal, administrative and regulatory proceeding may result in a material adverse impact on our business, results of operations, financial position and overall trends. In addition, regardless of the outcome, litigation can be costly, time-consuming, and disruptive to our operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future. In addition, the laws and regulations our business is subject to are complex and change frequently. We may be required to incur significant expense to comply with changes in, or remedy violations of, these laws and regulations.

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

Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against such company. Such litigation could result in substantial costs and a diversion of management’s attention and resources. See also “ —Risks Related to Litigation and Government Regulation —Our business is exposed to risks associated with litigation, investigations and regulatory proceedings.”

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

We cannot be certain when or if the operations of our business will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support our current business and may require additional funds to respond to business challenges, including the need to develop or enhance our technology, improve our operating infrastructure or acquire complementary businesses and technologies. Additional financing may not be available on favorable terms, if at all. Additionally, weakness and volatility in capital markets and the economy, in general or as a result of macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the debt holders could have rights senior to holders of our common stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because the decision to issue securities in the future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their common stock and diluting their interest.

A small number of stockholders will continue to have substantial control over us, which may limit other stockholders’ ability to influence corporate matters and delay or prevent a third party from acquiring control over us.

As of September 30, 2022, our directors and executive officers of, and beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 26% of our outstanding common stock. This significant concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

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

We will continue to incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.

We face increased legal, accounting, insurance, administrative and other costs and expenses as a public company that we did not incur as a private company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will continue to increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures.

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

We qualify as an emerging growth company under SEC rules. As an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include: (1) presenting only two years of audited financial statements; (2) presenting only two years of related selected financial data and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; (3) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley; (4) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; (5) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements, and proxy statements; and (6) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile. We will remain an emerging growth company until the earliest of: (1) December 31, 2025; (2) the last day of the fiscal year in which we have gross revenue exceeding $1.235 billion; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period; and (4) the last day of the year in which we are deemed to be a large accelerated filer, which means the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

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

We have warrants outstanding to purchase an aggregate of 13,532,688 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 27,006,207 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

IonQ, Inc.

Date: November 14, 2022	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)