Form 10-Q
period 2023-03-31
IonQ, Inc.
filed 2023-05-11
CIK 1824920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-39694

IONQ, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-2992192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4505 Campus Drive
College Park, MD 20740
(301)
298-7997
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share Warrants, each exercisable for one share of common stock for $11.50 per share	IONQ IONQ WS	The New York Stock Exchange The New York Stock Exchange
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
of the Exchange Act):    Yes  ☐    No  ☒
As of May 4, 2023, there were 201,028,320 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Information posted through these social media channels may be deemed material. Accordingly, in addition to reviewing our press releases, SEC filings, public conference calls and webcasts, investors should monitor IonQ’s blog and our other social media channels. The information we post through these channels is not part of this Quarterly Report on Form 10-Q. The channel list on how to connect with us may be updated from time to time and is available on our investor relations website.

PART
1-FINANCIAL
INFORMATION
Item 1. Unaudited Financial Statements
IONQ, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$51,901	$44,367
Short-term investments	335,966	311,430
Accounts receivable	1,837	3,292
Prepaid expenses and other current assets	12,638	12,539

Total current assets	402,342	371,628
Long-term investments	137,646	182,001
Property and equipment, net	26,488	26,014
Operating lease right-of-use assets	5,796	3,753
Intangible assets, net	10,051	8,944
Goodwill	742	742
Other noncurrent assets	4,857	4,910

Total Assets	$587,922	$597,992

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,597	$3,055
Accrued expenses	9,414	6,655
Current portion of operating lease liabilities	610	591
Unearned revenue	6,294	8,729
Current portion of stock option early exercise liabilities	945	1,130

Total current liabilities	20,860	20,160
Operating lease liabilities, net of current portion	5,624	3,459
Unearned revenue, net of current portion	954	1,201
Stock option early exercise liabilities, net of current portion	741	839
Warrant liabilities	7,429	3,819
Other noncurrent liabilities	77	303

Total liabilities	$35,685	$29,781
Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 200,122,686 and 199,862,123 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	779,286	769,848
Accumulated deficit	(221,640)	(194,302)
Accumulated other comprehensive loss	(5,429)	(7,355)

Total stockholders’ equity	552,237	568,211

Total Liabilities and Stockholders’ Equity	$587,922	$597,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$4,285	$1,953
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,036	568
Research and development	16,233	7,338
Sales and marketing	2,667	1,871
General and administrative	10,581	9,194
Depreciation and amortization	1,791	1,266

Total operating costs and expenses	32,308	20,237

Loss from operations	(28,023)	(18,284)
Change in fair value of warrant liabilities	(3,610)	13,448
Interest income, net	4,231	608
Other income (expense), net	64	1

Loss before benefit for income taxes	(27,338)	(4,227)
Benefit for income taxes	—	—

Net loss	$(27,338)	$(4,227)

Net loss per share attributable to common stockholders—basic and diluted	$(0.14)	$(0.02)

Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	200,112,855	196,183,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(27,338)	$(4,227)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	1,926	(4,540)

Total other comprehensive income (loss)	1,926	(4,540)

Total comprehensive loss	$(25,412)	$(8,767)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in thousands, except share data)

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	199,862,123	$20	$769,848	$(194,302)	$(7,355)	$568,211
Net loss	—	—	—	(27,338)	—	(27,338)
Other comprehensive income	—	—	—	—	1,926	1,926
Stock options exercised	131,492	—	52	—	—	52
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	3,730	—	—	—	—	—
Stock-based compensation	—	—	9,104	—	—	9,104

Balance, March 31, 2023	200,122,686	$20	$779,286	$(221,640)	$(5,429)	$552,237

	Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	195,630,975	$19	$737,150	$(145,791)	$(148)	$591,230
Net loss	—	—	—	(4,227)	—	(4,227)
Other comprehensive loss	—	—	—	—	(4,540)	(4,540)
Stock options exercised	453,225	1	131	—	—	132
Vesting of restricted common stock	139,511	—	316	—	—	316
Issuance of common stock from the settlement of restricted stock units	168,750	—	—	—	—	—
Stock-based compensation	—	—	6,848	—	—	6,848
Warrants exercised	1,487	—	24	—	—	24

Balance, March 31, 2022	196,393,948	$20	$744,469	$(150,018)	$(4,688)	$589,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

IONQ, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,338)	$(4,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,791	1,266
Non-cash research and development arrangements	130	130
Stock-based compensation	10,268	6,672
Change in fair value of warrant liabilities	3,610	(13,448)
Other, net	(1,570)	(490)
Changes in operating assets and liabilities:
Accounts receivable	2,044	138
Prepaid expenses and other current assets	(939)	1,516
Accounts payable	728	(291)
Accrued expenses	920	1,571
Unearned revenue	(3,271)	(1,058)
Other assets and liabilities	(188)	(103)

Net cash used in operating activities	(13,815)	(8,324)
Cash flows from investing activities:
Purchases of property and equipment	(1,185)	(2,672)
Capitalized software development costs	(843)	(457)
Intangible asset acquisition costs	(318)	(134)
Purchases of available-for-sale securities	(64,430)	(311,235)
Maturities and sales of available-for-sale securities	88,091	10,400

Net cash provided by (used in) investing activities	21,315	(304,098)
Cash flows from financing activities:
Proceeds from stock options exercised	52	132
Other financing, net	(18)	16

Net cash provided by financing activities	34	148

Net change in cash, cash equivalents and restricted cash	7,534	(312,274)
Cash, cash equivalents and restricted cash at the beginning of the period	46,367	399,025

Cash, cash equivalents and restricted cash at the end of the period	$53,901	$86,751

Supplemental disclosures of non-cash investing and financing transactions:
Property and equipment purchases in accounts payable and accrued expenses	$153	$1,007
Intangible asset purchases in accounts payable and accrued expenses	216	86
Operating lease right-of-use assets subject to lease liability	2,239	—
Noncash reclassification of warrant liabilities to equity upon exercise	—	8
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
For accounting purposes, the Business Combination was treated as the equivalent of Legacy IonQ issuing stock for the net assets of dMY, accompanied by a recapitalization. The net assets of dMY are stated at historical cost, and no goodwill or other intangible assets were recorded. Because Legacy IonQ was deemed the accounting acquirer in the Business Combination, the historical financial statements of Legacy IonQ are the historical financial statements of the Company upon the consummation of the Business Combination. As a result, the condensed consolidated financial statements included in this report reflect: (i) the historical operating results of Legacy IonQ prior to the Business Combination; (ii) the combined results of dMY and Legacy IonQ following the close of the Business Combination on September 30, 2021; and (iii) the assets and liabilities of Legacy IonQ stated at their historical cost.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Significant Accounting Policies
The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2022, and the notes thereto are included in the Company’s Annual Report on Form
10-K
(the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.
Basis of Preparation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP as determined by the Financial Accounting Standards Board (“FASB”). Such condensed consolidated financial statements include the accounts of IonQ and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information
The interim condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form
10-Q
comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023, or thereafter. All references to March 31, 2023 and 2022, in the notes to the condensed consolidated financial statements are unaudited.
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
Due to their short-term nature, the carrying amounts reported in the Company’s condensed consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in banks, checking deposits, money market funds, and commercial paper. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash collateralizing letters of credit is included in other noncurrent assets in the condensed consolidated balance sheets. The Company issues letters of credits in the ordinary course of business, including for lease arrangements. As of both March 31, 2023 and December 31, 2022, letters of credit totaling
$2.0 million were outstanding.
The following table provides a reconciliation of cash and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$51,901	$44,367
Restricted cash	2,000	2,000

Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$53,901	$46,367

Accounts Receivable and Allowance for Credit Losses
Accounts receivable are
non-interest
bearing and represent amounts billed and currently due from customers at the gross invoiced amount as well as unbilled amounts related to unconditional rights for consideration to be received for services performed but not yet invoiced. A receivable is recorded when the Company has an unconditional right to receive payment. Accounts receivable consists of the following at (in thousands):

	March 31,	December 31,
	2023	2022
Billed accounts receivable	$1,001	$1,150
Unbilled accounts receivable	836	2,142

Total accounts receivable	$1,837	$3,292

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.
The Company did not have any allowance for credit losses as of either March 31, 2023 or December 31, 2022.
Materials and Supplies
Materials and supplies are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used for maintenance or research and development efforts are expensed when consumed. The Company capitalized $0.8 million of materials and supplies to property and equipment for the three months ended March 31, 2023.
Investments
Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company primarily invests in debt securities and classifies its investments as available-for-sale
at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated
at each balance sheet date. Investments not considered cash equivalents, with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in accumulated other comprehensive loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the condensed consolidated balance sheet in prepaid expenses and other current assets. As of
March 31, 2023
and December 31, 2022, accrued interest receivable was $1.8 million and $1.7 million, respectively.

The Company performs periodic evaluations to determine whether any declines in the fair value of investments below amortized cost are credit losses or impairments. The evaluation consists of qualitative and quantitative factors regarding the severity of the unrealized loss, as well as the Company’s ability and intent to hold the investments until a forecasted recovery occurs. Declines in fair value are considered to be credit losses if they are related to deterioration in credit risk or are considered impairments if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Credit losses and impairments are determined based on the specific identification method and are
reported in other income (expense), net in the condensed consolidated statements of operations.
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
Effective October 1, 2022, the Company revised the accounting useful life of quantum computing systems, which was determined to be a change in accounting estimate and is being applied prospectively. This change in accounting estimate is not material for the three months ended March 31, 2023. The estimated useful life for quantum computing systems was previously 2 years.
Leases
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use
(“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of March 31, 2023, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.
The Company records a ROU asset and lease liability in connection with its operating leases. The Company’s lease portfolio is comprised primarily of real estate leases, which are accounted for as operating leases. The Company elected the practical expedient to not separate lease and non-lease
components for all leases.
ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments, including the impact of any lease incentives, as applicable, over the lease term. Amendments to a lease are assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification using an incremental borrowing rate based on the information available at the commencement date. For modified leases the Company also reassesses the lease classification as of the effective date of the modification.
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
Capitalized Internally Developed Software
Capitalized internally developed software, which is included in intangible assets, net, consists of costs to purchase and develop internal-use software, which the Company primarily uses to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. During the three months ended March 31, 2023 and 2022, the Company capitalized $
1.3 million and $0.5 million in
internal-use
software costs, respectively. The Company amortized $0.5 million and $0.3 million of capitalized internally developed software costs during the three months ended March 31, 2023 and 2022, respectively.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for the three months ended March 31, 2023 or 2022.

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
Revenue Recognition
The Company derives revenue from providing access to its quantum-computing-as-a-service (“QCaaS”), consulting services related to co-developing
algorithms on the quantum computing systems, and from contracts associated with the design, development, and construction of specialized quantum computing systems together with related services. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
For the three months ended March 31, 2023 and 2022, all of the revenue recognized by the Company was recognized based on transfer of service over time. There were no revenues recognized at a point in time. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up
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

As of March 31, 2023, approximately $30.4 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable
contracts, including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. The Company expects approximately 60% of the remaining performance obligations to be recognized as revenue within the next twelve months.
The following table summarizes the changes in unearned revenue for the three months ended March 31, 2023 (in thousands):

Total
Balance as of December 31, 2022	$9,930
Revenue recognized	(3,446)
New deferrals, net	764

Balance as of March 31, 2023	$7,248

For contractual arrangements where consideration is paid
up-front,
the transfer of the quantum computing services is completed at the discretion of the customer as the customer chooses to use the services starting from the date of contract inception. As such, the up-front
payment of consideration does not represent a significant financing component.
Assets Recognized from Costs to Obtain a Contract
Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of March 31, 2023 and December 31, 2022, total capitalized costs were $0.9 million and $1.0 million, respectively. Amortization expense was $0.1 million and zero for the three months ended March 31, 2023 and 2022, respectively.
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
The Company obtained third-party valuations to estimate the fair value of its common stock for awards granted prior to the Business Combination, for purposes of measuring stock-based compensation expense. The third-party valuations were prepared using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants (“AICPA”) Accounting &Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, investments, and trade accounts receivable. The Company maintains the majority of its cash, cash equivalents, restricted cash and investments with two financial institutions. The Company’s deposits routinely exceed amounts guaranteed by the Federal Deposit Insurance Corporation. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (“SVB”), at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to limited credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors.
The Company’s accounts receivable are derived from customers primarily located in the U.S. The Company performs periodic evaluations of its customers’ financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable and maintains an allowance for credit losses. Credit losses historically have not been material.
Significant customers are those that represent more than 10% of the Company’s total revenue. The Company’s revenue was primarily from three significant customers for the three months ended March 31, 2023, and from two significant customers for the three months ended March 31, 2022.

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
The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(27,338)	$(4,227)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	200,112,855	196,183,247
Net loss per share attributable to common stockholders—basic and diluted	$(0.14)	$(0.02)
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

	Three Months Ended March 31
	2023	2022
Common stock options outstanding	24,499,968	21,108,390
Warrants to purchase common stock	8,301,202	8,301,202
Public warrants	5,231,486	5,232,471
Unvested restricted stock units	9,077,343	1,310,471
Unvested common stock	842,454	1,351,261

Total	47,952,453	37,303,795

Recently Adopted Accounting Standards
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments—Credit Losses, along with various updates and improvements. The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the first quarter of 2023, and it did not have a material effect on the condensed consolidated financial statements and related disclosures.
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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS
The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale
securities recorded in the condensed consolidated balance sheets (in thousands):

	AS OF MARCH 31, 2023				AS OF DECEMBER 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$51,012	$—	$—	$51,012	$46,367	$—	$—	$46,367
Commercial paper	121,151	2	(198)	120,955	130,141	—	(443)	129,698
Corporate notes and bonds	263,876	106	(4,761)	259,221	277,184	19	(5,993)	271,210
Municipal bonds	9,935	—	(213)	9,722	9,905	—	(273)	9,632
US government and agency	86,968	88	(453)	86,603	83,556	23	(688)	82,891

Total cash, cash equivalents, restricted cash and investments	$532,942	$196	$(5,625)	$527,513	$547,153	$42	$(7,397)	$539,798

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following table presents information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023 (in thousands).

	As of March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Commercial paper	$75,326	$(198)	$—	$—	$75,326	$(198)
Corporate notes and bonds	91,968	(1,237)	138,518	(3,524)	230,486	(4,761)
Municipal bonds	4,951	(31)	4,771	(182)	9,722	(213)
US government and agency	29,124	(83)	12,123	(370)	41,247	(453)

Total	$201,369	$(1,549)	$155,412	$(4,076)	$356,781	$(5,625)

There were no securities in a gross unrealized loss position for greater than 12 months as of December 31, 2022.
The Company did not have any allowance for credit losses as of either March 31, 2023 or December 31, 2022. The Company does not intend or believe it is more likely than not, that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.
The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale
securities as of March 31, 2023, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	1 Year or Greater	Total
Cash and money market funds	$49,012	$2,000	$51,012
Commercial paper	120,955	—	120,955
Corporate notes and bonds	148,350	110,871	259,221
Municipal bonds	9,722	—	9,722
US government and agency	59,828	26,775	86,603

Total	$387,867	$139,646	$527,513

4. FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of March 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash:
Cash and money market funds (1)	$51,012	$—	$—	$51,012
Commercial paper	—	2,889	—	2,889

Total cash, cash equivalents and restricted cash	51,012	2,889	—	53,901

Short-term investments:
Commercial paper	—	118,066	—	118,066
Corporate notes and bonds	—	148,350	—	148,350
Municipal bonds	—	9,722		9,722
US government and agency	—	59,828	—	59,828

Total short-term investments	—	335,966	—	335,966

Long-term investments:
Corporate notes and bonds	—	110,871	—	110,871
US government and agency	—	26,775	—	26,775

Total long-term investments	—	137,646	—	137,646

Total Assets	$51,012	$476,501	$—	$527,513

Liabilities:
Public warrants	$7,429	$—	$—	$7,429

	Fair Value Measured as of December 31, 2022:
	Level 1	Level 2	Level 3	Total
Assets:
Cash, cash equivalents and restricted cash:
Cash and money market funds (1)	$46,367	$—	$—	$46,367

Total cash, cash equivalents and restricted cash	46,367	—	—	46,367

Short-term investments:
Commercial paper	—	129,698	—	129,698
Corporate notes and bonds	—	120,447	—	120,447
Municipal bonds	—	4,911		4,911
US government and agency	—	56,374	—	56,374

Total short-term investments	—	311,430	—	311,430

Long-term investments:
Corporate notes and bonds	—	150,763	—	150,763
Municipal bonds	—	4,721	—	4,721
US government and agency	—	26,517	—	26,517

Total long-term investments	—	182,001	—	182,001

Total Assets	$46,367	$493,431	$—	$539,798

Liabilities:
Public warrants	$3,819	$—	$—	$3,819

(1)	Includes money market funds associated with the Company’s overnight investment sweep account and collateralized letter of credit.
Transfers to/from Levels 1, 2 and 3 are r
ec
ognized at the beginning of the reporting period. There were no transfers between levels during the period. On March 31, 2023, the closing trading price of the public warrants was $1.42 per warrant.

5. PROPERTY AND EQUIPMENT, NET
Property and equipment, net is composed of the following (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment and acquired computer software	$2,707	$2,407
Machinery, equipment, furniture and fixtures	7,747	7,506
Leasehold improvements	1,193	1,132
Quantum computing systems	23,532	22,430

Gross property and equipment	35,179	33,475
Less: accumulated depreciation	(8,691)	(7,461)

Property and equipment, net	$26,488	$26,014

Depreciation expense for the three months ended March 31, 2023 and 2022 was $1.2 million and $1.0 million, respectively.
6. AGREEMENTS WITH UNIVERSITY OF MARYLAND AND DUKE UNIVERSITY
Exclusive License Agreement
The Company entered into an exclusive license agreement (“License Agreement”) in July 2016 with the University of Maryland (“UMD”) and Duke University (“Duke”). The License Agreement grants to the Company an exclusive, perpetual license (“Initial Patents”) to certain patents, know-how
and other intellectual property utilized in
trapped-ion
quantum computing systems. The license granted to the Company is exclusive for all patents (and non-exclusive
for other types of intellectual property), subject to certain governmental rights and retained rights by UMD and Duke and other non-profit
institutions to use and practice the Licensed Patents (as defined below) and technology for internal research and other non-profit
purposes. In exchange for the Initial Patents, UMD and Duke received an aggregate of 142,886 shares of common stock after giving effect to the recapitalization.
On February 1, 2021, the Company and UMD executed two amendments to the License Agreement granting exclusive rights to license additional intellectual property in exchange for a total of
257,198
 shares of common stock after giving effect to the recapitalization. Management evaluated the amendments and concluded that the arrangements qualify as equity-classified instruments and recorded an intangible asset and additional paid-in capital based on the fair value of the shares at the date the amendments were executed of $
1.6 million. The shares for each executed amendment were issued during the year ended December 31, 2021.
Exclusive Option Agreements
The Company also entered into an exclusive option agreement (“Option Agreement”) with each of UMD and Duke in 2016 whereby on the anniversary of the effective date of the License Agreement for a period of 5 years, the Company has the right to exclusively license additional intellectual property developed by UMD and Duke (the “Additional Patents” and together with the Initial Patents, the “Licensed Patents”) by exercising an annual option and issuing shares of common stock each to Duke and UMD in consideration for the Additional Patents. The amount issued to UMD and Duke pursuant to the option over the 5-year term was equal to an aggregate of
642,995
 shares of common stock to each university after giving effect to the recapitalization. The Company may elect not to exercise the option if there was not a minimum number of intellectual property developed in a given year and then the Option Agreement would extend another year.
In December 2020, the Company amended its option agreement with Duke, and under this amendment, the Company issued 1,214,317 shares of common stock after giving effect to the recapitalization, to Duke in consideration for research and development services through July 15, 2026. Under the terms of the amended Option Agreement, the issuance of shares is a nonrefundable upfront payment in exchange for research and development services by Duke whereby the Company will obtain rights to any potential future intellectual property developed during the term. As such, the fair value of the shares of common stock was recorded as a prepaid expense and is being amortized over the term of the arrangement as services are received. The Company recognized $
0.1 million of research and development expense related to the agreement with Duke during each of the three months ended March 31, 2023 and 2022.
The useful life of the Licensed Patents derived from the License Agreement and the Option Agreement is the remaining legal life at the time of acquisition. The value of the Licensed Patents is based on the fair value of the common stock given as consideration on the effective date of each agreement and exercise of option. The asset is amortized over the useful life of the Licensed Patents.

7. OTHER BALANCE SHEET ACCOUNTS
Accrued expenses are composed of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued salaries and other payroll liabilities	$6,597	$4,935
Accrued professional services	1,283	678
Accrued equipment and services liabilities for research and development	611	489
Accrued expenses—other	923	553

Total accrued expenses	$9,414	$6,655

8. COMMITMENTS AND CONTINGENCIES
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
Stockholder Lawsuit
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
promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. Both the IonQ Defendants and Additional Defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.
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
preferred stock were assumed by the Company and converted into a warrant to purchase shares of common stock. Except as specifically provided in the Merger Agreement, the Warrant Shares will have the same terms and be subject to the same conditions (including applicable vesting conditions) as set forth in the Legacy IonQ warrant agreement. As of March 31, 2023, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company.
As the Warrant Shares were issued in connection with an existing commercial agreement with a customer, the value of the Warrant Shares was determined to be consideration payable to the customer and consequently is treated as a reduction to revenue recognized under the corresponding revenue arrangement.

Approximately 6.5% of the Warrant Shares vested and became immediately exercisable in August 2020. The fair value of the vested Warrant Shares was amortized over time as the related customer revenue was earned and was fully amortized as of December 31, 2021. The remaining Warrant Shares will vest and become exercisable upon satisfaction of certain milestones based on revenue generated under the commercial agreement with the customer, to the extent certain prepayments are made by the customer. The exercise price for
the Warrant Shares is $1.38 per share and the warrant is exercisable through November 2029. The fair value of the Warrant Shares at the date of issuance was determined to be $8.7 million.
10. WARRANT LIABILITIES
The Company assumed 7,500,000 public warrants on September 30, 2021 as part of the Business Combination. As of March 31, 2023, there were 5,231,486 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.
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

Redemption of warrants for when the price per share of common stock equals or exceeds $10.00:
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

No
 public warrants had been redeemed by the Company as of March 31, 2023.
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
In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2023, the number of shares reserved for issuance under the 2021 Plan increased by 13,587,593. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of March 31, 2023, the Company had
37,279,201
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
Risk-Free Interest Rate
—The Company estimates its risk-free interest rate by using the yield on actively traded on-inflation-indexed
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
The assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2023 and 2022, are as follows:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	—%	1.76%
Expected term (in years)	—	5.63
Expected volatility	—%	77.48%
Dividend yield	—%	—%
The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	24,716,270	$2.19	7.32	$49.69
Granted	—	—
Exercised	(131,492)	0.40
Cancelled/ Forfeited	(296,628)	1.58

Outstanding as of March 31, 2023	24,288,150	$2.21	7.09	$108.06

Exercisable as of March 31, 2023	12,571,954	$0.96	7.27	$67.93
Exercisable and expected to vest as of March 31, 2023	24,288,150	$2.21	7.09	$108.06

The following table summarizes additional information on stock option grants, vesting and exercises (in millions, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Total intrinsic value of options exercised	$0.8	$5.7
Aggregate grant-date fair value of options vested	$3.3	$2.2
Weighted-average grant date fair value per share for options granted	$—	$12.87
Early Exercised Stock Options
As of March 31, 2023 and December 31, 2022, there were 779,787 and 905,128 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of March 31, 2023 and December 31, 2022, the Company recorded a liability related to these shares subject to repurchase in the amount of $1.7 million and $2.0 million, respectively, in its condensed consolidated balance sheets.
Restricted Stock Units
The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2022	9,320,045	$7.02	3.21	$65.38
Granted	—	—
Vested	(524,711)	8.39
Forfeited	(235,613)	5.04

Outstanding as of March 31, 2023	8,559,721	$6.99	2.99	$59.79

Expected to vest after March 31, 2023	8,518,721	$6.96	3.01	$59.26
Stock-Based Compensation Expense
Total stock-based compensation expense for stock option awards and RSU awards, which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$349	$104
Research and development	5,280	1,698
Sales and marketing	764	73
General and administrative	3,875	4,797

Stock-based compensation, net of amounts capitalized	10,268	6,672
Capitalized stock-based compensation—Intangibles and fixed assets	619	176

Total stock-based compensation	$10,887	$6,848

Unrecognized Stock-Based Compensation
A summary of our remaining unrecognized compensation expense and the weighted-average remaining amortization period as of March 31, 2023, related to our non-vested
stock options and RSU awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$54.7	1.5
Stock options	$40.6	1.5
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

Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of March 31, 2023, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.
12. INCOME TAXES
The Company had no provision for income taxes in any period presented. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets.
The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of March 31, 2023, and December 31, 2022. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
13. LEASES
The Company has two operating leases for its facilities in College Park, Maryland, and Bothell, Washington. The College Park, Maryland facility is used for research and development and corporate functions and is leased from UMD. Refer to Note 14 for further information. The Bothell, Washington, facility is used for manufacturing, research and development and general office space. Both leases expire in 2030. As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease term was 7.3 years and 7.9 years, respectively, and the weighted-average discount rate was 9.8%
and
11.9
%,
respectively.
The Bothell, Washington facility lease includes a landlord-provided tenant improvement allowance to offset a portion of the costs of the construction of leasehold improvements. The Company determined that the leasehold improvements will be Company-owned, and as such, reflected the lease incentive as a reduction of lease payments used to measure the operating lease liability and ROU asset as of the lease commencement date.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost (1)
Fixed lease cost	$360	$191
Short-term cost	43	6

Total operating lease cost	$403	$197

(1)	The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$14	$14
Research and development	172	146
Sales and marketing	13	7
General and administrative	204	30

Total	$403	$197

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash payments included in the measurement of operating lease liabilities	$166	$161
As of March 31, 2023, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2023	$559
2024	1,831
2025	2,309
2026	2,378
2027	2,449
Thereafter	6,385

Total lease payments	15,911
Less: imputed interest	(4,795)
Less: lease incentives	(4,882)

Present value of operating lease liabilities	$6,234

14. RELATED PARTY TRANSACTIONS
Transactions with UMD and Duke
As described in Note 6, the Company entered into a License Agreement and Option Agreement with UMD and Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the amendments to the Option Agreements, has purchased research and development services. The Company considers these agreements to be related party transactions because the Company’s
Co-founder
and Chief Technology Officer serves as a professor at Duke and the Company’s
Co-founder
and Chief Scientist served as a professor at UMD. During 2021, the Company’s Chief Scientist moved to Duke and each, in their role as professors at Duke, are leading the research subject to the License Agreement and Option Agreement with Duke as of March 31, 2023.
In addition, the Company has an operating lease for office space with UMD, which expires in 2030. Under the lease, for each of the three months ended March 31, 2023 and 2022, the Company incurred fixed lease costs of $0.2 million and made lease payments of $0.2 million. Future minimum lease payments as of March 31, 2023, are $6.2 million. As of March 31, 2023 and December 31, 2022, the remaining lease term was 7.7 years and 7.9 years, respectively. As of both March 31, 2023, and December 31, 2022, the weighted-average discount rate was 11.9%.
In September 2021, the Company entered into a contract with UMD to provide certain quantum computing services and facility access (the “UMD Quantum Agreement”) related to the National Quantum Lab at UMD in exchange for payments totaling $14.0 million over three years. Over the term of the contract, the Company estimates that it will make payments to UMD of approximately $1.4 million, including a contribution of $1.0 million to establish the IonQ Endowed Professorship in the College of Computer, Mathematical and Natural Sciences at UMD. The pledge and other estimated payments to UMD will not be an exchange for distinct goods or services under the provisions of ASC 606 and therefore are considered a reduction of the transaction price for the UMD Quantum Agreement. The transaction price is currently estimated at $12.6 million, reflecting this reduction.
In July 2022, the Company entered into an agreement to provide customized quantum computing hardware to UMD for a transaction price of $0.7 million.
The Company’s results from transactions with related parties, as reflected in the condensed consolidated statements of operations are detailed below. Except as noted below, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$992	$992
Cost of revenue	13	14
Research and development ($130 and $130 attributable to Duke)	275	271
Sales and marketing ($10 and zero attributable to Duke)	20	32
General and administrative	47	29
The Company has the following balances related to transactions with related parties, as reflected in the condensed consolidated balance sheets. Except as noted below, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	March 31,	December 31,
	2023	2022
Assets
Prepaid expenses and other current assets ($520 and $520 attributable to Duke)	$525	$529
Operating lease right-of-use asset	3,680	3,753
Other noncurrent assets ($1,195 and $1,325 attributable to Duke)	1,195	1,325
Liabilities
Accounts payable	81	29
Accrued expenses	88	—
Current operating lease liabilities	610	591
Unearned revenue	2,448	3,514
Non-current operating lease liabilities	3,393	3,459
15. GEOGRAPHIC INFORMATION
Revenue generated for customers located in the United States was approximately 86% and 87% of revenue for the three months ended March 31, 2023 and 2022, respectively.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2022, filed with the SEC on March 30, 2023. Unless the context otherwise requires, the terms “IonQ,” “Legacy IonQ” “we,” “us,” “our” and similar terms refer to IonQ Quantum, Inc. prior to the consummation of the Business Combination and IonQ, Inc. and its wholly owned subsidiaries after the consummation of the Business Combination. References to “dMY” refer to the predecessor company prior to the consummation of the Business Combination.

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

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $27.3 million and $4.2 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $221.6 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

Business and Technical Highlights

•	We signed a contract with the United Emirates Quantum Research Center - Technology Innovation Institute to explore how quantum computing can give the nation a competitive edge.

•

In collaboration with Fidelity Center for Applied Technology, or FCAT, we were proud to announce new work in the field of Quantum Monte Carlo. This newest accomplishment focuses on speeding up Monte Carlo simulations, a widely-used statistical analysis method in finance, science, and engineering.

•	We launched a partnership with BearingPoint, a global management and technology consulting firm, to bolster their growing quantum team in Europe.

•

We achieved 29 #AQ on IonQ Forte, our latest world-class quantum system, reaching our most significant 2023 technical goal seven months ahead of our technical roadmap. This is a 16x increase in computational power, measured by useful computational space for running algorithms, compared to IonQ Aria with 25 #AQ.

•	We completed construction of IonQ Aria 2, a second Aria-class quantum computer. This new machine will join IonQ Aria 1 on the public cloud this quarter.

•

We published research results on modeling human cognition using quantum hardware in the peer-reviewed scientific journal, Entropy. This is the first output of work we initiated a year ago on quantum artificial intelligence, or quantum AI.

•	We hired Pat Tang as Vice President of Research and Development. Pat brings over 23 years of technology experience, most recently as Vice President of Engineering at Amazon’s Lab126.

Impact of the Macroeconomic Climate on Our Business

The recent trends towards rising inflation may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. Rising interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor, due to supply chain constraints, consequences associated with bank failures and the Russia-Ukraine war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

The Merger Agreement

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

Key Components of Results of Operations

Revenue

We have generated limited revenues since our inception. We derive revenue from providing access to QCaaS, consulting services related to co-developing algorithms on our quantum computing systems, and from contracts associated with the design, development, and construction of specialized quantum computing systems together with related services. In arrangements with the cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users.

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

Operating Costs and Expenses

Cost of revenue

Cost of revenue primarily consists of expenses related to delivering our services, including personnel-related expenses, allocated facility and other costs for customer facing functions, and costs associated with maintaining our in-service quantum computing systems to ensure proper calibration as well as costs incurred for maintaining the cloud on which the QCaaS resides. Cost of revenue also includes hardware costs for construction of specialized quantum computing systems. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems and related software.

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

General and administrative

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility and other costs for our corporate, executive, finance, and other administrative functions. General and administrative expenses also include expenses for outside professional services, including legal, auditing and accounting services, recruitment expenses, information technology, travel expenses, certain non-income taxes, insurance, and other administrative expenses.

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

Depreciation and amortization

Depreciation and amortization expense results from depreciation and amortization of our property and equipment, including our quantum computing systems, and intangible assets that are recognized over their estimated lives.

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

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Revenue	$4,285	$1,953
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	1,036	568
Research and development (1)	16,233	7,338
Sales and marketing(1)	2,667	1,871
General and administrative(1)	10,581	9,194
Depreciation and amortization	1,791	1,266

Total operating costs and expenses	32,308	20,237

Loss from operations	(28,023)	(18,284)
Change in fair value of warrant liabilities	(3,610)	13,448
Interest income, net	4,231	608
Other income (expense), net	64	1

Loss before benefit for income taxes	(27,338)	(4,227)
Benefit for income taxes	—	—

Net loss	$(27,338)	$(4,227)

(1)	Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Cost of revenue	$349	$104
Research and development	5,280	1,698
Sales and marketing	764	73
General and administrative	3,875	4,797

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,		$ Change	% Change
	2023	2022

	(in thousands)
Revenue	$4,285	$1,953	$2,332	119%

Revenue increased by $2.3 million, or 119%, to $4.3 million for the three months ended March 31, 2023, from $2.0 million for the three months ended March 31, 2022. The increase was primarily driven by new revenue contracts under which we provided services during the three months ended March 31, 2023.

Cost of revenue

	Three Months Ended March 31,		$ Change	% Change
	2023	2022

	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$1,036	$568	$468	82%

Cost of revenue increased by $0.5 million, or 82%, to $1.0 million for the three months ended March 31, 2023, from $0.6 million for the three months ended March 31, 2022. The increase was driven primarily by the increase in labor costs to service contracts for the three months ended March 31, 2023.

Research and development

	Three Months Ended March 31,		$ Change	% Change
	2023	2022

	(in thousands)
Research and development	$16,233	$7,338	$8,895	121%

Research and development expense increased by $8.9 million, or 121%, to $16.2 million for the three months ended March 31, 2023, from $7.3 million for the three months ended March 31, 2022. The increase was primarily driven by a $7.7 million increase in payroll-related expenses, including an increase in stock-based compensation of $3.6 million, as a result of increased headcount and a $0.6 million increase in professional service costs to support research and development initiatives.

Sales and marketing

	Three Months Ended March 31,		$ Change	% Change
	2023	2022

	(in thousands)
Sales and marketing	$2,667	$1,871	$796	43%

Sales and marketing expense increased by $0.8 million, or 43%, to $2.7 million for the three months ended March 31, 2023, from $1.9 million for the three months ended March 31, 2022. The increase was primarily due to an increase of $0.6 million of payroll-related expenses as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $0.2 million.

General and administrative

	Three Months Ended March 31,		$ Change	% Change
	2023	2022

	(in thousands)
General and administrative	$10,581	$9,194	$1,387	15%

General and administrative expenses increased by $1.4 million, or 15%, to $10.6 million for the three months ended March 31, 2023, from $9.2 million for the three months ended March 31, 2022. The increase was primarily driven by an increase of $2.3 million in payroll-related expenses, including an increase in stock-based compensation of $1.3 million, due to increased headcount, offset by a decrease of $2.2 million in one-time stock-based compensation costs incurred in the three months ended March 31, 2022. The remaining increase is primarily due to an increase of $1.2 million in professional services fees as we scale our business as a public company.

Depreciation and amortization

	Three Months Ended March 31,		$ Change	% Change
	2023	2022

	(in thousands)
Depreciation and amortization	$1,791	$1,266	$525	41%

Depreciation and amortization expenses increased by $0.5 million, or 41%, to $1.8 million for the three months ended March 31, 2023, from $1.3 million for the three months ended March 31, 2022. The increase was primarily driven by an increase of $0.2 million due to amortization of capitalized internally developed software and an increase of $0.1 million in depreciation expense associated with capitalized quantum computing system costs.

Change in fair value of warrant liabilities

	Three Months Ended March 31,		$ Change	% Change
	2023	2022

	(in thousands)
Change in fair value of warrant liabilities	$(3,610)	$13,448	$(17,058)	(127)%

The change in fair value of warrant liabilities decreased by $17.1 million, or 127%, to a loss of $3.6 million for the three months ended March 31, 2023, from a gain of $13.4 million for the three months ended March 31, 2022. The decrease was primarily due to mark-to-market adjustments based on changes in the trading price for the public warrants.

Interest income, net

	Three Months Ended March 31,		$ Change	% Change
	2023	2022

	(in thousands)
Interest income, net	$4,231	$608	$3,623	596%

Interest income, net increased by $3.6 million, or 596%, to $4.2 million for the three months ended March 31, 2023, from $0.6 million for the three months ended March 31, 2022. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments due to higher interest rates.

Liquidity and Capital Resources

As of March 31, 2023, we had cash, cash equivalents and available-for-sale securities of $525.5 million. Excluded from our available liquidity is $2.0 million of restricted cash, which is recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of March 31, 2023, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of March 31, 2023, we had an accumulated deficit of $221.6 million. During the three months ended March 31, 2023, we incurred net losses of $27.3 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our material cash requirements as of March 31, 2023, include operating lease commitments, including the lease of our headquarters in College Park, Maryland and our manufacturing and office space in Bothell, Washington. As of March 31, 2023, we have total operating lease obligations of $15.9 million, with $0.9 million payable within 12 months.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(13,815)	$(8,324)
Net cash provided by (used in) investing activities	21,315	(304,098)
Net cash provided by financing activities	34	148

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

Net cash used in operating activities during the three months ended March 31, 2023, was $13.8 million, resulting primarily from a net loss of $27.3 million, adjusted for non-cash activity, primarily related to the loss recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities, increased compensation costs as a result of hiring personnel and increased costs incurred as a public company.

Net cash used in operating activities during the three months ended March 31, 2022, was $8.3 million, resulting primarily from a net loss of $4.2 million, adjusted for non-cash activity, primarily related to the loss recorded as a result of mark-to-market activity for our public and private warrants, stock-based compensation and offering costs associated with warrants, as well as other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities, increased compensation costs as a result of hiring personnel and increased costs incurred as a public company.

Cash flows from investing activities

Net cash provided by investing activities during the three months ended March 31, 2023, was $21.3 million, primarily resulting from cash received from sales and maturities of available-for-sale investments of $88.1 million, offset by purchases of available-for-sale securities of $64.4 million and additions of $1.2 million to property and equipment primarily related to the development of our quantum computing systems.

Net cash used in investing activities during the three months ended March 31, 2022, was $304.1 million, primarily resulting from purchases of available-for-sale securities of $311.2 million, additions of $2.7 million to property and equipment primarily related to the development of our quantum computing systems, offset by cash received from maturities of available-for-sale investments of $10.4 million.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2023, was less than $0.1 million, primarily resulting from proceeds from stock options exercised.

Net cash provided by financing activities during the three months ended March 31, 2022, was $0.1 million primarily resulting from proceeds from stock options exercised.

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

Critical accounting estimates are defined as those reflective of significant judgments, estimates and uncertainties, which may result in materially different results under different assumptions and conditions. Within our Annual Report on Form 10-K, we have disclosed our critical accounting estimates that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results.

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

We are exposed to market risk related to changes in interest rates and concentration of credit. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our Annual Report. No material changes related to our market risks have occurred since December 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder of the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s Board of Directors as well as other dMY-related defendants (the “Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. Both the IonQ Defendants and the Additional Defendants believe that the allegations in the various complaints are without merit and intend to defend the matters vigorously.

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

Please refer to Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on current legal proceedings.

Item 1A.	Risk Factors.

RISK FACTORS

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of algorithmic qubits. As a result, our scalable business model has not been formed and our technical roadmap may not be realized as quickly as expected, or even at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase until more powerful, scalable computers are produced, which requires a number of technological advancements that may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our service offerings, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

We have historically experienced net losses from operations. For the three months ended March 31, 2023, we incurred a loss from operations of $28.0 million. As of March 31, 2023, we had an accumulated deficit of $221.6 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers, which is not expected to occur until 2025, at the earliest, and may occur later, or never. Even with significant production, such production may never become profitable.

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

Our customers and potential customers include domestic and international government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. Additionally, such government contracts may suspend us from doing business with foreign governments or prevent us from selling our products in certain countries.

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

Contracts with domestic and international government and state agencies are subject to a number of challenges and risks.

Contracts with domestic and international government and state agencies are subject to a number of challenges and risks. The bidding process for government contracts can be highly competitive, expensive and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate revenue.

We also must comply with both local and international laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. For example, in 2021, the U.S. House of Representatives introduced the Quantum Cybersecurity Preparedness Act, signaling fresh focus on the need for U.S. investment in quantum computing—both to protect against quantum-powered attacks from foreign actors and to develop quantum computing strength on the domestic front. In May 2022, the Biden administration announced directives to support U.S. leadership in quantum computing, and in September 2022, the National Security Administration (NSA) shared guidance on the importance of cybersecurity readiness against would-be adversaries developing quantum systems. Any changes to government regulations as a result of this demonstrated focus on quantum computing could affect our ability to enter into, or the profitability of, contracts with government entities.

In addition, our perceived relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments. Conversely, our perceived relationship with non-U.S. governments or government entities could adversely affect our business prospects with the U.S. government.

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

We currently maintain offices and/or have personnel in the United States, Canada, and Israel, and recently expanded operations to Germany. We expect to continue to expand our international operations by developing our sales and operations presence in these and other international markets, which may include opening offices in new jurisdictions. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

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

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	difficulties in managing systems integrators and partners;

•	increased or unexpected supply chain challenges or delays;

•	differing technology standards;

•	different pricing environments, longer sales cycles, longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	increased financial accounting and reporting burdens and complexities;

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

•	global political and regulatory changes that may lead to restrictions on immigration and travel for our employees;

•	fluctuations in exchange rates that may decrease the value of our foreign-based revenue or increase the cost of our foreign operations;

•	global public health threats or geopolitical events such as the Russia-Ukraine war;

•	potentially adverse tax consequences, including the complexities of foreign value added tax (or other tax) systems, restrictions on the repatriation of earnings, and transfer pricing requirements; and

•	permanent establishment risks and complexities in connection with international payroll, tax and social security requirements for international employees.

Additionally, operating in international markets also requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required in establishing operations in other countries will produce desired levels of revenue or profitability.

Compliance with laws and regulations applicable to our global operations also substantially increases our cost of doing business in foreign jurisdictions. We have limited experience in marketing, selling and supporting our platform outside of the United States. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, in a timely manner, our business, financial condition, revenues, results of operations or cash flows will suffer. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences or the prohibition of the importation or exportation of our solutions and could harm our business, financial condition, revenues, results of operations or cash flows.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (the “IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors (the “Board”) as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. Both the IonQ Defendants and the Additional Defendants believe that the allegations in the various complaints are without merit and intend to defend the matters vigorously.

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

As of March 31, 2023, our directors and executive officers of, and beneficial owners of 5% or more of our voting securities and their respective affiliates beneficially own, in the aggregate, approximately 27% of our outstanding common stock. This concentration of ownership may have a negative impact on the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. In addition, these stockholders will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of corporate transactions, such as a merger or other sale of us or our assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a change in control, including a merger, consolidation or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit the other stockholders.

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

As of March 31, 2023, we had warrants outstanding to purchase an aggregate of 13,532,688 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 42,633,201 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 6.	Exhibits.

(a)	Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Description Form		File Number	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc.	8-K	001-39694	2.1	March 8, 2021

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.	8-K	001-39694	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.	8-K	001-39694	3.2	October 4, 2021

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

IonQ, Inc.

Date: May 11, 2023	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2023	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)