Form 10-Q
period 2023-06-30
IonQ, Inc.
filed 2023-08-10
CIK 1824920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

As of August 3, 2023, there were 202,595,358 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART 1-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,984	$44,367
Short-term investments	361,677	311,430
Accounts receivable	2,428	3,292
Prepaid expenses and other current assets	13,236	12,539
Total current assets	391,325	371,628
Long-term investments	133,542	182,001
Property and equipment, net	29,089	26,014
Operating lease right-of-use assets	5,605	3,753
Intangible assets, net	11,548	8,944
Goodwill	742	742
Other noncurrent assets	5,001	4,910
Total Assets	$576,852	$597,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,560	$3,055
Accrued expenses	9,251	6,655
Current portion of operating lease liabilities	628	591
Unearned revenue	8,428	8,729
Current portion of stock option early exercise liabilities	761	1,130
Total current liabilities	23,628	20,160
Operating lease liabilities, net of current portion	5,609	3,459
Unearned revenue, net of current portion	707	1,201
Stock option early exercise liabilities, net of current portion	643	839
Warrant liabilities	22,966	3,819
Other noncurrent liabilities	53	303
Total liabilities	$53,606	$29,781
Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 201,869,202 and 199,862,123 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$20	$20
Additional paid-in capital	794,671	769,848
Accumulated deficit	(265,358)	(194,302)
Accumulated other comprehensive loss	(6,087)	(7,355)
Total stockholders’ equity	523,246	$568,211
Total Liabilities and Stockholders’ Equity	$576,852	$597,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$5,515	$2,608	$9,800	$4,561
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	1,901	742	2,937	1,310
Research and development	19,869	9,653	36,102	16,990
Sales and marketing	3,575	2,132	6,242	4,002
General and administrative	10,930	7,558	21,511	16,752
Depreciation and amortization	2,329	1,451	4,120	2,717
Total operating costs and expenses	38,604	21,536	70,912	41,771
Loss from operations	(33,089)	(18,928)	(61,112)	(37,210)
Change in fair value of warrant liabilities	(15,537)	16,061	(19,147)	29,509
Interest income, net	4,877	1,259	9,108	1,867
Other income (expense), net	31	(46)	95	(47)
Loss before benefit for income taxes	(43,718)	(1,654)	(71,056)	(5,881)
Benefit for income taxes	—	—	—	—
Net loss	$(43,718)	$(1,654)	$(71,056)	$(5,881)
Net loss per share attributable to common stockholders— basic and diluted	$(0.22)	$(0.01)	$(0.35)	$(0.03)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	201,431,494	197,214,022	200,775,817	196,708,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(43,718)	$(1,654)	$(71,056)	$(5,881)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	(658)	(2,241)	1,268	(6,781)
Total other comprehensive income (loss)	(658)	(2,241)	1,268	(6,781)
Total comprehensive loss	$(44,376)	$(3,895)	$(69,788)	$(12,662)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 31, 2023	200,122,686	$20	$779,286	$(221,640)	$(5,429)	$552,237
Net loss	—	—	—	(43,718)	—	(43,718)
Other comprehensive loss	—	—	—	—	(658)	(658)
Stock options exercised	658,274	—	489	—	—	489
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	962,901	—	2,500	—	—	2,500
Stock-based compensation	—	—	12,114	—	—	12,114
Balance, June 30, 2023	201,869,202	$20	$794,671	$(265,358)	$(6,087)	$523,246

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 31, 2022	196,393,948	$20	$744,469	$(150,018)	$(4,688)	$589,783
Net loss	—	—	—	(1,654)	—	(1,654)
Other comprehensive loss	—	—	—	—	(2,241)	(2,241)
Stock options exercised	1,219,451	—	435	—	—	435
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	264,422	—	473	—	—	473
Stock-based compensation	—	—	5,600	—	—	5,600
Balance, June 30, 2022	198,003,162	$20	$751,259	$(151,672)	$(6,929)	$592,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	199,862,123	$20	$769,848	$(194,302)	$(7,355)	$568,211
Net loss	—	—	—	(71,056)	—	(71,056)
Other comprehensive loss	—	—	—	—	1,268	1,268
Stock options exercised	789,766	—	541	—	—	541
Vesting of restricted common stock	250,682	—	564	—	—	564
Issuance of common stock from the settlement of restricted stock units	966,631	—	2,500	—	—	2,500
Stock-based compensation	—	—	21,218	—	—	21,218
Balance, June 30, 2023	201,869,202	$20	$794,671	$(265,358)	$(6,087)	$523,246

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	195,630,975	$19	$737,150	$(145,791)	$(148)	$591,230
Net loss	—	—	—	(5,881)	—	(5,881)
Other comprehensive loss	—	—	—	—	(6,781)	(6,781)
Stock options exercised	1,672,676	1	566	—	—	567
Vesting of restricted common stock	264,852	—	598	—	—	598
Issuance of common stock from the settlement of restricted stock units	433,172	—	473	—	—	473
Stock-based compensation	—	—	12,448	—	—	12,448
Warrants exercised	1,487	—	24	—	—	24
Balance, June 30, 2022	198,003,162	$20	$751,259	$(151,672)	$(6,929)	$592,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(71,056)	$(5,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,120	2,717
Non-cash research and development arrangements	260	260
Stock-based compensation	21,572	12,556
Change in fair value of warrant liabilities	19,147	(29,509)
Amortization of premiums and accretion of discounts on available-for-sale securities	(4,593)	108
Other, net	736	(1,726)
Changes in operating assets and liabilities:
Accounts receivable	2,074	(801)
Prepaid expenses and other current assets	(2,928)	3,576
Accounts payable	479	1,156
Accrued expenses	2,267	484
Unearned revenue	(2,005)	264
Other assets and liabilities	26	(133)
Net cash used in operating activities	$(29,901)	$(16,929)
Cash flows from investing activities:
Purchases of property and equipment	(2,411)	(7,022)
Capitalized software development costs	(1,950)	(982)
Intangible asset acquisition costs	(628)	(370)
Purchases of available-for-sale securities	(185,377)	(403,899)
Maturities and sales of available-for-sale securities	189,446	73,090
Net cash used in investing activities	$(920)	$(339,183)
Cash flows from financing activities:
Proceeds from stock options exercised	541	567
Other financing, net	(1)	488
Net cash provided by financing activities	$540	$1,055
Net change in cash, cash equivalents and restricted cash	(30,281)	(355,057)
Cash, cash equivalents and restricted cash at the beginning of the period	46,367	399,025
Cash, cash equivalents and restricted cash at the end of the period	$16,086	$43,968
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$1,527	$1,284
Intangible asset purchases in accounts payable and accrued expenses	243	73
Operating lease right-of-use assets subject to lease liability	2,239	—
Noncash reclassification of warrant liabilities to equity upon exercise	—	8
Bonus settled in restricted stock units	2,500	473

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 and 2022, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023, or thereafter. All references to June 30, 2023 and 2022, in the notes to the condensed consolidated financial statements are unaudited.

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

As a result of the market value of the Company's common stock held by non-affiliates as of June 30, 2023, exceeding $700.0 million, the Company will be a “large accelerated filer” under the Exchange Act as of December 31, 2023, and will no longer qualify as an emerging growth company. The Company was also a smaller reporting company as defined in the Exchange Act until June 30, 2023. However, the Company is not required to reflect the change in its smaller reporting company status, and comply with the associated increased disclosure obligations, until its first quarterly report in its next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2024).

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks, checking deposits, and money market funds. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash collateralizing letters of credit is included in other noncurrent assets in the condensed consolidated balance sheets. The Company issues letters of credits in the ordinary course of business, including for lease arrangements. As of June 30, 2023 and December 31, 2022, letters of credit totaling $2.1 million and $2.0 million were outstanding, respectively.

The following table provides a reconciliation of cash and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$13,984	$44,367
Restricted cash	2,102	2,000
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$16,086	$46,367

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

	June 30,	December 31,
	2023	2022
Billed accounts receivable	$1,265	$1,150
Unbilled accounts receivable	1,163	2,142
Total accounts receivable	$2,428	$3,292

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

The Company did not have any allowance for credit losses as of either June 30, 2023 or December 31, 2022.

Materials and Supplies

Materials and supplies are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used for maintenance, research and development efforts or to service customer contracts are expensed when consumed. The Company capitalized $1.4 million and $2.2 million of materials and supplies to property and equipment for the three and six months ended June 30, 2023, respectively.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company primarily invests in debt securities and classifies its investments as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Investments not considered cash equivalents, with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in accumulated other comprehensive loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the condensed consolidated balance sheet in prepaid expenses and other current assets. As of June 30, 2023 and December 31, 2022, accrued interest receivable was $1.9 million and $1.7 million, respectively.

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

Effective October 1, 2022, the Company revised the accounting useful life of quantum computing systems, which was determined to be a change in accounting estimate and is being applied prospectively. This change in accounting estimate was not material for the three or six months ended June 30, 2023. The estimated useful life for quantum computing systems was previously 2 years.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of June 30, 2023, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

Capitalized Internally Developed Software

Capitalized internally developed software, which is included in intangible assets, net, consists of costs to purchase and develop internal-use software, which the Company primarily uses to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. During the three months ended June 30, 2023 and 2022, the Company capitalized $2.0 million and $0.8 million in internal-use software costs, respectively, and during the six months ended June 30, 2023 and 2022, the Company capitalized $3.3 million and $1.3 million, respectively. The Company amortized $0.6 million and $0.3 million of capitalized internally developed software costs during the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $0.6 million of capitalized internally developed software costs during the six months ended June 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for the three or six months ended June 30, 2023 and 2022.

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

Certain of the Company’s contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing systems together with related maintenance and support. Such contracts may also include access to the Company’s QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, the Company allocates the transaction price to each performance obligation based on its standalone selling price when available. The Company determines standalone selling price based on the observable price of a product or service when it sells the products or services separately in similar circumstances and to similar customers. When the standalone selling price is not known, due to it being either highly variable or uncertain, the Company allocates the transaction price using the residual approach.

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. Revenue is recognized on performance obligations satisfied over time based on the efforts incurred to date relative to the total expected effort.

For the three and six months ended June 30, 2023 and 2022, substantially all of the revenue recognized by the Company was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

As of June 30, 2023, approximately $49.1 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) for non-cancelable contracts, including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. The Company expects approximately 40% of the remaining performance obligations to be recognized as revenue within the next twelve months.

The following table summarizes the changes in unearned revenue for the six months ended June 30, 2023 (in thousands):

Total
Balance as of December 31, 2022	$9,930
Revenue recognized	(6,536)
New deferrals, net	5,741
Balance as of June 30, 2023	$9,135

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

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of June 30, 2023 and December 31, 2022, total capitalized costs were $1.3 million and $1.0 million, respectively. Amortization expense was $0.2 million and zero for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million and zero for the six months ended June 30, 2023 and 2022, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, investments, and trade accounts receivable. The Company maintains the majority of its cash, cash equivalents, restricted cash and investments with three financial institutions. The Company’s deposits routinely exceed amounts guaranteed by the Federal Deposit Insurance Corporation. While the Company has not experienced any losses in such accounts, the recent failure of Silicon Valley Bank (“SVB”), at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to limited credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors.

The Company’s accounts receivable are derived from customers primarily located in the U.S. The Company performs periodic evaluations of its customers’ financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable and maintains an allowance for credit losses. Credit losses historically have not been material.

Significant customers are those that represent more than 10% of the Company’s total revenue. The Company’s revenue was primarily from three significant customers for the three and six months ended June 30, 2023. The Company’s revenue was primarily from four significant customers for the three months ended June 30, 2022, and from three significant customers for the six months ended June 30, 2022.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2023	2022	2023	2022
Net loss attributable to common stockholders	$(43,718)	$(1,654)	$(71,056)	$(5,881)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders— basic and diluted	201,431,494	197,214,022	200,775,817	196,708,008
Net loss per share attributable to common stockholders—basic and diluted	$(0.22)	$(0.01)	$(0.35)	$(0.03)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common stock options outstanding	23,926,855	20,918,181	24,211,828	21,011,863
Warrants to purchase common stock	8,301,202	8,301,202	8,301,202	8,301,202
Public warrants	5,231,486	5,231,531	5,231,486	5,231,999
Unvested restricted stock units	14,129,488	2,635,880	11,617,371	1,970,311
Unvested common stock	717,112	1,218,477	779,783	1,285,399
Total	52,306,143	38,305,271	50,141,670	37,800,774

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The Company will adopt this guidance retroactively effective January 1, 2023, in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as it will be designated a large accelerated filer on that date. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of June 30, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$16,086	$—	$—	$16,086	$46,367	$—	$—	$46,367
Commercial paper	81,193	—	(150)	81,043	130,141	—	(443)	129,698
Corporate notes and bonds	222,936	—	(4,582)	218,354	277,184	19	(5,993)	271,210
Municipal bonds	9,965	—	(162)	9,803	9,905	—	(273)	9,632
US government and agency	187,212	1	(1,194)	186,019	83,556	23	(688)	82,891
Total cash, cash equivalents, restricted cash and investments	$517,392	$1	$(6,088)	$511,305	$547,153	$42	$(7,397)	$539,798

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following table presents information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023 (in thousands).

	As of June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Commercial paper	$81,043	$(150)	$—	$—	$81,043	$(150)
Corporate notes and bonds	88,890	(1,071)	127,464	(3,511)	216,354	(4,582)
Municipal bonds	—	—	4,804	(162)	4,804	(162)
US government and agency	173,367	(852)	9,153	(342)	182,520	(1,194)
Total	$343,300	$(2,073)	$141,421	$(4,015)	$484,721	$(6,088)

There were no securities in a gross unrealized loss position for greater than twelve months as of December 31, 2022.

The Company did not have any allowance for credit losses as of either June 30, 2023 or December 31, 2022. The Company does not intend or believe it is more likely than not, that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale securities as of June 30, 2023, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$13,984	$2,102	$16,086
Commercial paper	81,043	—	81,043
Corporate notes and bonds	129,769	88,585	218,354
Municipal bonds	9,803	—	9,803
US government and agency	141,062	44,957	186,019
Total	$375,661	$135,644	$511,305

4. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$16,086	$—	$—	$16,086
Total cash, cash equivalents and restricted cash	$16,086	$—	$—	$16,086
Short-term investments:
Commercial paper	—	81,043	—	81,043
Corporate notes and bonds	—	129,769	—	129,769
Municipal bonds	—	9,803	—	9,803
US government and agency	—	141,062	—	141,062
Total short-term investments	$—	$361,677	$—	$361,677
Long-term investments:
Corporate notes and bonds	—	88,585	—	88,585
US government and agency	—	44,957	—	44,957
Total long-term investments	$—	$133,542	$—	$133,542
Total Assets	$16,086	$495,219	$—	$511,305
Liabilities
Public warrants	$22,966	$—	$—	$22,966

	Fair Value Measured as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$46,367	$—	$—	$46,367
Total cash, cash equivalents and restricted cash	$46,367	$—	$—	$46,367
Short-term investments:
Commercial paper	—	129,698	—	129,698
Corporate notes and bonds	—	120,447	—	120,447
Municipal bonds	—	4,911	—	4,911
US government and agency	—	56,374	—	56,374
Total short-term investments	$—	$311,430	$—	$311,430
Long-term investments:
Corporate notes and bonds	—	150,763	—	150,763
Municipal bonds	—	4,721	—	4,721
US government and agency	—	26,517	—	26,517
Total long-term investments	$—	$182,001	$—	$182,001
Total Assets	$46,367	$493,431	$—	$539,798
Liabilities
Public warrants	$3,819	$—	$—	$3,819

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash associated with the Company's collateralized letter of credit.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the period. On June 30, 2023, the closing trading price of the public warrants was $4.39 per warrant.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment and acquired computer software	$2,851	$2,407
Machinery, equipment, furniture and fixtures	8,308	7,506
Leasehold improvements	2,753	1,132
Quantum computing systems	25,472	22,430
Gross property and equipment	39,384	33,475
Less: accumulated depreciation	(10,295)	(7,461)
Total property and equipment, net	$29,089	$26,014

Depreciation expense for the three months ended June 30, 2023 and 2022 was $1.6 million and $1.1 million, respectively. Depreciation expense for the six months ended June 30, 2023 and 2022 was $2.8 million and $2.0 million, respectively.

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

In December 2020, the Company amended its option agreement with Duke, and under this amendment, the Company issued 1,214,317 shares of common stock after giving effect to the recapitalization, to Duke in consideration for research and development services through July 15, 2026. Under the terms of the amended Option Agreement, the issuance of shares is a nonrefundable upfront payment in exchange for research and development services by Duke whereby the Company will obtain rights to any potential future intellectual property developed during the term. As such, the fair value of the shares of common stock was recorded as a prepaid expense and is being amortized over the term of the arrangement as services are received. The Company recognized $0.1 million of research and development expense related to the agreement with Duke during each of the three months ended June 30, 2023 and 2022 and $0.3 million of research and development expense related to the agreement with Duke during each of the six months ended June 30, 2023 and 2022.

The useful life of the Licensed Patents derived from the License Agreement and the Option Agreement is the remaining legal life at the time of acquisition. The value of the Licensed Patents is based on the fair value of the common stock given as consideration on the effective date of each agreement and exercise of option. The asset is amortized over the useful life of the Licensed Patents.

7. OTHER BALANCE SHEET ACCOUNTS

Accrued expenses are composed of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued salaries and other payroll liabilities	$6,717	$4,935
Accrued professional services	678	678
Accrued equipment and services liabilities for research and development	529	489
Accrued expenses—other	1,327	553
Total accrued expenses	$9,251	$6,655

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

Stockholder Lawsuit

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section

10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. A hearing on the motions to dismiss has yet to be scheduled. Both the IonQ Defendants and Additional Defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

Glatt Litigation

On January 12, 2021, dMY Technology Group, Inc. II, dMY Sponsor II, LLC, dMY, and dMY Sponsor III, LLC (“Sponsor”) accepted service of a lawsuit where they were named as counterclaim defendants in an underlying action by and between GTY Technology Holdings, Inc. (“GTY”), dMY Technology Holdings Inc., dMY Sponsor, LLC, dMY Sponsor II, LLC, dMY Technology Group Inc. II, dMY and Sponsor (collectively “dMY Defendants”) and Carter Glatt (“Glatt”) and Captains Neck Holdings LLC (“Captains Neck”), an entity of which Mr. Glatt is a member. The underlying lawsuit, filed by dMY Technology Group, Inc. and dMY Sponsor, LLC, seeks a declaratory judgment that Glatt and Captains Neck are not entitled to membership units of dMY Sponsor LLC, which was formed by Harry L. You, the co-founder and former President and Chief Financial Officer of GTY when Glatt was still working at GTY. The underlying lawsuit contains claims arising from Glatt’s termination of employment from GTY, including theft and misappropriation of confidential GTY information, breach of contract, breach of the duties of loyalty and fiduciary duty and conversion. Glatt responded to the underlying lawsuit by adding members of the Sponsor and officers of dMY as additional counterclaim defendants (collectively with the dMY Defendants Glatt and Captains Neck, the “Counterclaim Defendants”) and adding Dune Acquisition Holdings LLC, a newly formed special purpose acquisition company, as a counterclaimant and asserting claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, tortious interference with business relations, quantum meruit and unjust enrichment. dMY and the Company have never employed Glatt nor maintained any business agreements with him. The Counterclaim Defendants have denied the claims against them and have filed a motion to dismiss the suit. Although the outcome of this matter cannot be predicted with certainty and the impact of the final resolution of this matter on the Company’s results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of this matter will have a material adverse effect on the Company’s future consolidated financial position, future results of operations or cash flows.

9. WARRANT TRANSACTION AGREEMENT

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”), subject to certain vesting events. Upon closing of the Business Combination, these warrants exercisable for Legacy IonQ Series B-1 preferred stock were assumed by the Company and converted into a warrant to purchase shares of common stock. Except as specifically provided in the Merger Agreement, the Warrant Shares will have the same terms and be subject to the same conditions (including applicable vesting conditions) as set forth in the Legacy IonQ warrant agreement. As of June 30, 2023, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company.

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

10. WARRANT LIABILITIES

The Company assumed 7,500,000 public warrants on September 30, 2021 as part of the Business Combination. As of June 30, 2023, there were 5,231,486 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

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

No public warrants had been redeemed by the Company as of June 30, 2023.

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

In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2023, the number of shares reserved for issuance under the 2021 Plan increased by 13,587,593. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of June 30, 2023, the Company had 29,533,606 shares available for grant under the 2021 Plan.

Under both equity incentive plans, all options granted have a contractual term of 10 years.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option.

Expected Volatility—As the Company was privately held until 2021 and there has been limited history of a public market for its common stock prior to closing the Business Combination, the expected volatility is based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data.

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

The assumptions used to estimate the fair value of stock options granted during the three and six months ended June 30, 2023 and 2022, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	4.09%	2.72%	4.09%	2.12%
Expected term (in years)	5.50	5.50	5.50	5.58
Expected volatility	80.63%	78.40%	80.63%	77.82%
Dividend yield	—%	—%	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	24,716,270	$2.19	7.32	$49.69
Granted	104,020	13.53
Exercised	(789,766)	0.68
Cancelled/ Forfeited	(361,941)	1.40
Outstanding as of June 30, 2023	23,668,583	$2.31	6.90	$265.65
Exercisable as of June 30, 2023	13,332,059	$1.22	6.21	$164.05
Exercisable and expected to vest as of June 30, 2023	23,668,583	$2.31	6.90	$265.65

The following table summarizes additional information on stock option grants, vesting and exercises (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total intrinsic value of options exercised	$5.6	$4.9	$6.1	$6.8
Aggregate grant-date fair value of options vested	$4.8	$2.7	$8.1	$4.9
Weighted-average grant date fair value per share for options granted	$9.38	$3.82	$9.38	$8.10

Early Exercised Stock Options

As of June 30, 2023 and December 31, 2022, there were 654,446 and 905,128 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of June 30, 2023 and December 31, 2022, the Company recorded a liability related to these shares subject to repurchase in the amount of $1.4 million and $2.0 million, respectively, in its condensed consolidated balance sheets.

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2022	9,320,045	$7.02	3.21	$65.38
Granted	7,960,369	8.32
Vested	(1,947,948)	8.39
Forfeited	(554,407)	5.85
Outstanding as of June 30, 2023	14,778,059	$7.58	3.24	$112.04
Expected to vest after June 30, 2023	14,737,059	$7.57	3.24	$111.51

During the three and six months ended June 30, 2023, the Company released 360,870 RSUs related to the settlement of an accrued bonus liability. During the three and six months ended June 30, 2022, the Company released 81,134 RSUs related to the settlement of an accrued bonus liability.

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards and RSU awards, which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$433	$247	$782	$351
Research and development	6,354	2,368	11,634	4,066
Sales and marketing	759	503	1,523	576
General and administrative	3,758	2,766	7,633	7,563
Stock-based compensation, net of amounts capitalized	$11,304	$5,884	$21,572	$12,556
Capitalized stock-based compensation—Intangibles and fixed assets	976	471	1,595	647
Total stock-based compensation	$12,280	$6,355	$23,167	$13,203

Unrecognized Stock-Based Compensation

A summary of the Company's remaining unrecognized compensation expense and the weighted-average remaining amortization period as of June 30, 2023, related to its non-vested stock options and RSU awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$104.7	1.7
Stock options	$37.9	1.4

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

Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of June 30, 2023, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.

12. INCOME TAXES

The Company had no provision for income taxes in any period presented. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of June 30, 2023, and December 31, 2022. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

13. LEASES

The Company has two operating leases for its facilities in College Park, Maryland, and Bothell, Washington. The College Park, Maryland facility is used for research and development and corporate functions and is leased from UMD. Refer to Note 14 for further information. The Bothell, Washington, facility is used for manufacturing, research and development and general office space. Both leases expire in 2030. As of

June 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 7.0 years and 7.9 years, respectively, and the weighted-average discount rate was 9.8% and 11.9%, respectively.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost(1)
Fixed lease cost	$360	$191	$720	$382
Short-term cost	39	24	82	30
Total operating lease cost	$399	$215	$802	$412

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$18	$14	$32	$28
Research and development	161	159	333	305
Sales and marketing	16	10	29	17
General and administrative	204	32	408	62
Total operating lease cost	$399	$215	$802	$412

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash payments included in the measurement of operating lease liabilities	$166	$160	$332	$321

As of June 30, 2023, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2023	$393
2024	1,831
2025	2,309
2026	2,378
2027	2,449
Thereafter	6,385
Total lease payments	$15,745
Less: imputed interest	(4,626)
Less: lease incentives	(4,882)
Present value of operating lease liabilities	$6,237

14. RELATED PARTY TRANSACTIONS

Transactions with UMD and Duke

As described in Note 6, the Company entered into a License Agreement and Option Agreement with UMD and Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the amendments to the Option Agreements, has purchased research and development services. The Company considers these agreements to be related party transactions because the Company’s Co-founder and Chief Technology Officer serves as a professor at Duke and the Company’s Co-founder and Chief

Scientist served as a professor at UMD. During 2021, the Company’s Chief Scientist moved to Duke and each, in their role as professors at Duke, are leading the research subject to the License Agreement and Option Agreement with Duke as of June 30, 2023.

In addition, the Company has an operating lease for office space with UMD, which expires in 2030. Future minimum lease payments as of June 30, 2023 are $6.0 million. The lease costs and cash flow related to the operating lease were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease cost	$191	$191	$382	$382
Lease payments	$166	$160	$332	$321

A summary of the weighted-average remaining lease term and weighted-average discount rate is presented below:

	June 30,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	7.4	7.9
Weighted-average discount rate	11.9%	11.9%

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

The Company’s results from transactions with related parties, as reflected in the condensed consolidated statements of operations are detailed below. Except as noted below, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$1,020	$1,002	$2,012	$1,994
Cost of revenue	19	12	32	26
Research and development(1)	271	269	546	540
Sales and marketing(2)	11	37	31	69
General and administrative	27	29	74	58

(1)
Included in research and development are expenses attributable to Duke of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.3 million for each of the six months ended June 30, 2023 and 2022.
(2)
Included in sales and marketing are expenses attributable to Duke of zero for each of the three months ended June 30, 2023 and 2022, and less than $0.1 million and zero for the six months ended June 30, 2023 and 2022, respectively.

The Company has the following balances related to transactions with related parties, as reflected in the condensed consolidated balance sheets. Except as noted below, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	June 30,	December 31,
	2023	2022
Assets
Accounts receivable	$325	—
Prepaid expenses and other current assets ($520 and $520 attributable to Duke)	520	$529
Operating lease right-of-use asset	3,605	3,753
Other noncurrent assets ($1,065 and $1,325 attributable to Duke)	1,065	1,325
Liabilities
Accounts payable ($12 and zero attributable to Duke)	$12	$29
Accrued expenses	55	—
Current operating lease liabilities	628	591
Unearned revenue	3,253	3,514
Non-current operating lease liabilities	3,324	3,459

15. GEOGRAPHIC INFORMATION

Revenue generated for customers located in the United States was approximately 88% and 85% of revenue for the three months ended June 30, 2023 and 2022, respectively, and 87% and 86% of revenue for the six months ended June 30, 2023 and 2022, respectively.

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

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $71.1 million and $5.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $265.4 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

Business and Technical Highlights

•
We and QuantumBasel partnered to jointly establish a European quantum data center, which will be the future home of IonQ systems capable of up to #AQ 35 and #AQ 64.
•
We signed a memorandum of understanding with South Korea’s Ministry of Science and ICT to become a core provider of education for Korean students, researchers, and industry professionals. We also met with South Korea’s President, Yoon Suk Yeol, to discuss how IonQ quantum computing can help accelerate the nation’s economy.
•
IonQ Forte access was expanded to all our direct access customers, offering the power of #AQ 29 to developers around the world. We recently published benchmarks validating IonQ Forte's #AQ 29 performance level.
•
We published a manuscript with Oak Ridge National Laboratory on modeling the molecular structure of the benzene molecule, commonly used as an industrial solvent and as a benchmark to evaluate quantum chemistry algorithms. We believe this represents the most accurate benzene model run on a quantum computer to date.
•
We intend to achieve an #AQ 64 system by the end of 2025. We believe that with that #AQ milestone, our systems will deliver quantum advantage for certain use cases and classical computers will no longer be able to fully simulate an IonQ system.
•
We expect to share a more detailed technical roadmap and upcoming product specifications at Quantum World Congress on September 27th, which will be live-streamed for all who are interested in learning more about accessing our upcoming systems.

Impact of the Macroeconomic Climate on Our Business

The recent trends towards rising inflation may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. High interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates continue to rise) on our operating costs, including our labor, due to supply chain constraints, consequences associated with bank failures and the Russia-Ukraine war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Key Components of Results of Operations

Revenue

We have generated limited revenues since our inception. We derive revenue from providing access to QCaaS, consulting services related to co-developing algorithms on our quantum computing systems, and from contracts associated with the design, development, construction and sale of specialized quantum computing systems together with related services. In arrangements with the cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users.

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

Certain of our contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing systems together with related maintenance and support. Such contracts may also include access to our QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. When the standalone selling price is not known, due to it being either highly variable or uncertain, we allocate the transaction price using the residual approach.

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

Other income (expense), net

Other income (expense), net consists of realized losses on our available-for-sale investments and certain other expenses.

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$5,515	$2,608	$9,800	$4,561
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	1,901	742	2,937	1,310
Research and development(1)	19,869	9,653	36,102	16,990
Sales and marketing(1)	3,575	2,132	6,242	4,002
General and administrative(1)	10,930	7,558	21,511	16,752
Depreciation and amortization	2,329	1,451	4,120	2,717
Total operating costs and expenses	$38,604	$21,536	$70,912	$41,771
Loss from operations	(33,089)	(18,928)	(61,112)	(37,210)
Change in fair value of warrant liabilities	(15,537)	16,061	(19,147)	29,509
Interest income, net	4,877	1,259	9,108	1,867
Other income (expense), net	31	(46)	95	(47)
Loss before benefit for income taxes	$(43,718)	$(1,654)	$(71,056)	$(5,881)
Benefit for income taxes	—	—	—	—
Net loss	$(43,718)	$(1,654)	$(71,056)	$(5,881)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$433	$247	$782	$351
Research and development	6,354	2,368	11,634	4,066
Sales and marketing	759	503	1,523	576
General and administrative	3,758	2,766	7,633	7,563

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Revenue	$5,515	$2,608	$2,907	111%

Revenue increased by $2.9 million, or 111%, to $5.5 million for the three months ended June 30, 2023, from $2.6 million for the three months ended June 30, 2022. The increase was primarily driven by new revenue contracts under which we provided services during the three months ended June 30, 2023.

Cost of revenue

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$1,901	$742	$1,159	156%

Cost of revenue increased by $1.2 million, or 156%, to $1.9 million for the three months ended June 30, 2023, from $0.7 million for the three months ended June 30, 2022. The increase was driven primarily by the increase in labor costs to service contracts for the three months ended June 30, 2023.

Research and development

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Research and development	$19,869	$9,653	$10,216	106%

Research and development expense increased by $10.2 million, or 106%, to $19.9 million for the three months ended June 30, 2023, from $9.7 million for the three months ended June 30, 2022. The increase was primarily driven by a $9.8 million increase in payroll-related expenses, including an increase in stock-based compensation of $4.0 million, as a result of increased headcount.

Sales and marketing

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Sales and marketing	$3,575	$2,132	$1,443	68%

Sales and marketing expense increased by $1.4 million, or 68%, to $3.6 million for the three months ended June 30, 2023, from $2.1 million for the three months ended June 30, 2022. The increase was primarily due to an increase of $1.1 million of payroll-related expenses, including an increase in stock-based compensation of $0.3 million, as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $0.3 million.

General and administrative

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
General and administrative	$10,930	$7,558	$3,372	45%

General and administrative expenses increased by $3.4 million, or 45%, to $10.9 million for the three months ended June 30, 2023, from $7.6 million for the three months ended June 30, 2022. The increase was primarily driven by an increase of $2.8 million in payroll-related expenses, including an increase in stock-based compensation of $1.0 million, due to increased headcount. The remaining increase is primarily due to other general and administrative activities as a result of hiring additional personnel.

Depreciation and amortization

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Depreciation and amortization	$2,329	$1,451	$878	61%

Depreciation and amortization expenses increased by $0.9 million, or 61%, to $2.3 million for the three months ended June 30, 2023, from $1.5 million for the three months ended June 30, 2022. The increase was primarily driven by an increase of $0.3 million due to amortization of capitalized internally developed software and an increase of $0.4 million in depreciation expense associated with capitalized quantum computing system costs.

Change in fair value of warrant liabilities

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Change in fair value of warrant liabilities	$(15,537)	$16,061	$(31,598)	(197)%

The change in fair value of warrant liabilities decreased by $31.6 million, or 197%, to a loss of $15.5 million for the three months ended June 30, 2023, from a gain of $16.1 million for the three months ended June 30, 2022. The decrease was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Three Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Interest income, net	$4,877	$1,259	$3,618	287%

Interest income, net increased by $3.6 million, or 287%, to $4.9 million for the three months ended June 30, 2023, from $1.3 million for the three months ended June 30, 2022. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments due to higher interest rates.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Revenue	$9,800	$4,561	$5,239	115%

Revenue increased by $5.2 million, or 115%, to $9.8 million for the six months ended June 30, 2023, from $4.6 million for the six months ended June 30, 2022. The increase was primarily driven by new revenue contracts under which we provided services during the six months ended June 30, 2023.

Cost of revenue

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$2,937	$1,310	$1,627	124%

Cost of revenue increased by $1.6 million, or 124%, to $2.9 million for the six months ended June 30, 2023, from $1.3 million for the six months ended June 30, 2022. The increase was driven primarily by the increase in labor costs to service contracts for the six months ended June 30, 2023.

Research and development

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Research and development	$36,102	$16,990	$19,112	112%

Research and development expense increased by $19.1 million, or 112%, to $36.1 million for the six months ended June 30, 2023, from $17.0 million for the six months ended June 30, 2022. The increase was primarily driven by a $17.6 million increase in payroll-related expenses, including an increase in stock-based compensation of $7.6 million, as a result of increased headcount and a $0.8 million increase in professional service costs to support research and development initiatives.

Sales and marketing

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Sales and marketing	$6,242	$4,002	$2,240	56%

Sales and marketing expense increased by $2.2 million, or 56%, to $6.2 million for the six months ended June 30, 2023, from $4.0 million for the six months ended June 30, 2022. The increase was primarily due to an increase of $1.7 million of payroll-related expenses, including an increase in stock-based compensation of $0.9 million, as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $0.5 million.

General and administrative

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
General and administrative	$21,511	$16,752	$4,759	28%

General and administrative expenses increased by $4.8 million, or 28%, to $21.5 million for the six months ended June 30, 2023, from $16.8 million for the six months ended June 30, 2022. The increase was primarily driven by an increase of $5.0 million in payroll-related expenses, including an increase in stock-based compensation of $2.3 million, due to increased headcount, offset by a decrease of $2.2 million in one-time stock-based compensation costs incurred in the six months ended June 30, 2022. The remaining increase is primarily due to an increase of $1.4 million in professional services fees as we scale our business as a public company and other general and administrative activities as a result of hiring additional personnel.

Depreciation and amortization

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Depreciation and amortization	$4,120	$2,717	$1,403	52%

Depreciation and amortization expenses increased by $1.4 million, or 52%, to $4.1 million for the six months ended June 30, 2023, from $2.7 million for the six months ended June 30, 2022. The increase was primarily driven by an increase of $0.5 million due to amortization of capitalized internally developed software and an increase of $0.5 million in depreciation expense associated with capitalized quantum computing system costs.

Change in fair value of warrant liabilities

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Change in fair value of warrant liabilities	$(19,147)	$29,509	$(48,656)	(165)%

The change in fair value of warrant liabilities decreased by $48.7 million, or 165%, to a loss of $19.1 million for the six months ended June 30, 2023, from a gain of $29.5 million for the six months ended June 30, 2022. The decrease was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Six Months Ended June 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Interest income, net	$9,108	$1,867	$7,241	388%

Interest income, net increased by $7.2 million, or 388%, to $9.1 million for the six months ended June 30, 2023, from $1.9 million for the six months ended June 30, 2022. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments due to higher interest rates.

Liquidity and Capital Resources

As of June 30, 2023, we had cash, cash equivalents and available-for-sale securities of $509.2 million. Excluded from our available liquidity is $2.1 million of restricted cash, which is recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of June 30, 2023, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of June 30, 2023, we had an accumulated deficit of $265.4 million. During the six months ended June 30, 2023, we incurred net losses of $71.1 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our material cash requirements as of June 30, 2023, include operating lease commitments, including the lease of our headquarters in College Park, Maryland and our manufacturing, research and development and general office space in Bothell, Washington. As of June 30, 2023, we have total operating lease obligations of $15.7 million, with $1.1 million payable within 12 months.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(29,901)	$(16,929)
Net cash used in investing activities	(920)	(339,183)
Net cash provided by financing activities	540	1,055

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

Net cash used in operating activities during the six months ended June 30, 2023, was $29.9 million, resulting primarily from a net loss of $71.1 million, adjusted for non-cash activity, primarily related to the loss recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities, increased compensation costs as a result of hiring personnel and increased costs incurred as a public company.

Net cash used in operating activities during the six months ended June 30, 2022, was $16.9 million, resulting primarily from a net loss of $5.9 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants offset by stock-based compensation and other working capital activities.

Cash flows from investing activities

Net cash used in investing activities during the six months ended June 30, 2023, was $0.9 million, primarily resulting from purchases of available-for-sale securities of $185.4 million, additions of $2.4 million to property and equipment related to the development of our quantum computing systems and additions of $2.0 million related to capitalized software development costs, offset by cash received from maturities of available-for-sale investments of $189.4 million.

Net cash used in investing activities during the six months ended June 30, 2022, was $339.2 million, primarily resulting from purchases of available-for-sale securities of $403.9 million and additions of $7.0 million to property and equipment primarily related to the development of our quantum computing systems, offset by cash received from maturities of available-for-sale investments of $73.1 million.

Cash flows from financing activities

Net cash provided by financing activities during the six months ended June 30, 2023, was $0.5 million, primarily resulting from proceeds from stock options exercised.

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

As a result of the market value of the Company's common stock held by non-affiliates as of June 30, 2023, exceeding $700.0 million, we will be a large accelerated filer under the Exchange Act as of December 31, 2023, and will no longer qualify as an emerging growth company or smaller reporting company. However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2024).

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•
the requirement that we provide three years of audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
•
compliance with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or supplement to the auditors' report providing additional information about the audit and the financial statements;
•
the requirement that we provide more detailed disclosures regarding executive compensation;
•
compliance with the required public company effective dates for any new or revised accounting standards;
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with these additional requirements will substantially increase our legal and financial compliance costs.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. A hearing on the motions to dismiss has yet to be scheduled. Both the IonQ Defendants and Additional Defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously.

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
•
We may be negatively impacted by any early obsolescence of our quantum computing technology.
•
We may be unable to reduce the cost per qubit sufficiently, which may prevent us from pricing our quantum systems competitively.
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
•
If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our common stock may decline.
•
Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to several factors, some of which are beyond our control, resulting in a decline in our stock price.

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

We have historically experienced net losses from operations. For the six months ended June 30, 2023, we incurred a loss from operations of $61.1 million. As of June 30, 2023, we had an accumulated deficit of $265.4 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers, which is not expected to occur until 2025, at the earliest, and may occur later, or never. Even with significant production, such production may never become profitable.

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
•
it could take longer to incorporate modular architectures for additional cross-processor computational strength than currently expected, limiting our ability to realize the benefits of multicore technology; and
•
the scaling of fidelity with qubit number could prove poorer than expected, limiting our ability to achieve larger algorithmic qubits.

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

We may be negatively impacted by any obsolescence of earlier generations of our quantum computing technology.

We depreciate the cost of our quantum computing systems over their expected useful lives. However, product cycles or quantum computing systems may change periodically due to changes in innovation in the industry, and we may decide to update our products or production processes more quickly than expected. Moreover, improvements in engineering and production expertise and efficiency may result in our ability to alter the way in which we deliver our products.

We may be unable to reduce the cost per qubit sufficiently, which may prevent us from pricing our quantum systems competitively.

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

We and the third parties upon which we rely may process Sensitive Data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats to our information technology systems, data, or physical facilities where our quantum computers are stored, including but not limited to ransomware attacks, which could cause security incidents. Additionally, Sensitive Data could be leaked, disclosed or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain threat actors, including nation state and other malicious actors, who may steal our Sensitive Data, including our intellectual property or other proprietary or confidential information, including our trade secrets.

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

We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

We currently maintain offices and/or have personnel in the United States, Canada, and Israel, and recently expanded into Germany and Switzerland. We expect to continue to expand our international operations by developing our sales and operations presence in these and other international markets, which may include opening offices in new jurisdictions. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

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
•
increased costs involved with recruiting and retaining an expanded employee population, including highly skilled workers and leaders in the quantum computing industry, outside the United States through cash and equity-based incentive programs, and unexpected legal costs and regulatory restrictions in issuing our shares to employees outside the United States;
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

We may face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving stockholder, consumer, competition and/or other issues relating to our business. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. For example, on January 12, 2021, dMY Technology Group, Inc. II, dMY Sponsor II, LLC, dMY, and dMY Sponsor III, LLC (“Sponsor”) accepted service of a lawsuit where they were named as counterclaim defendants in an underlying action by and between GTY Technology Holdings, Inc. (“GTY”), dMY Technology Holdings Inc., dMY Sponsor, LLC, dMY Sponsor II, LLC, dMY Technology Group Inc. II, dMY and Sponsor (collectively “dMY Defendants”) and Carter Glatt (“Glatt”) and Captains Neck Holdings LLC (“Captains Neck”), an entity of which Mr. Glatt is a member. The underlying lawsuit, filed by dMY Technology Group, Inc. and dMY Sponsor, LLC, seeks a declaratory judgment that Glatt and Captains Neck are not entitled to membership units of dMY Sponsor LLC, which was formed by Harry L. You, the co-founder and former President and Chief Financial Officer of GTY when Glatt was still working at GTY. The underlying lawsuit contains claims arising from Glatt’s termination of employment from GTY, including theft and misappropriation of confidential GTY information, breach of contract, breach of the duties of loyalty and fiduciary duty and conversion. Glatt responded to the underlying lawsuit by adding members of the Sponsor and officers of dMY as additional counterclaim defendants (collectively with the dMY Defendants Glatt and Captains Neck, the “Counterclaim Defendants”) and adding Dune Acquisition Holdings LLC, a newly formed special purpose acquisition company, as a counterclaimant and asserting claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, tortious interference with business relations, quantum meruit and unjust enrichment. dMY and the Company have never employed Glatt nor maintained any business agreements with him. The Counterclaim Defendants have denied the claims against them and have filed a motion to dismiss the suit.

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. A hearing on the motions to dismiss has yet to be scheduled. Both the IonQ Defendants and Additional Defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously.

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

Our data storage and processing activities, including the establishment and operation of future quantum data centers, may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy, data sovereignty, and security. Laws and regulations governing privacy, data protection, and data sovereignty are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties that may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our current practices do not comply.

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

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

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

If you purchase shares of our common stock, you may not be able to resell those shares at or above the price you paid. The market price of our common stock may be highly volatile and may fluctuate or decline significantly in response to numerous factors, some of which are beyond our control. It is possible that an active trading market will not be sustained. The securities markets have experienced and continue to experience significant volatility. Market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

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

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to several factors, some of which are beyond our control, resulting in a decline in our stock price.

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

We will no longer qualify as an emerging growth company nor smaller reporting company as of December 31, 2023 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies.

As a result of the market value of our common stock held by non-affiliates as of June 30, 2023 (the last day of our second quarter) exceeding $700.0 million, we will be classified as a “large accelerated filer” under the Exchange Act as of December 31, 2023, and will no longer qualify as an “emerging growth company or smaller reporting company.” However, we are not required to reflect the change in our smaller reporting company status, and comply with the associated increased disclosure obligations, until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2024).

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•
the requirement that we provide three years of audited financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
•
compliance with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or supplement to the auditors' report providing additional information about the audit and the financial statements;
•
the requirement that we provide more detailed disclosures regarding executive compensation;
•
compliance with the required public company effective dates for any new or revised accounting standards;
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

As of June 30, 2023, we had warrants outstanding to purchase an aggregate of 13,532,688 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 34,887,606 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

IonQ, Inc.

Date: August 10, 2023	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)