Form 10-Q
period 2023-09-30
IonQ, Inc.
filed 2023-11-09
CIK 1824920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of November 2, 2023, there were 204,704,612 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART 1-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$37,137	$44,367
Short-term investments	346,853	311,430
Accounts receivable	3,033	3,292
Prepaid expenses and other current assets	16,816	12,539
Total current assets	403,839	371,628
Long-term investments	101,115	182,001
Property and equipment, net	35,356	26,014
Operating lease right-of-use assets	5,587	3,753
Intangible assets, net	13,059	8,944
Goodwill	742	742
Other noncurrent assets	5,680	4,910
Total Assets	$565,378	$597,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,408	$3,055
Accrued expenses	15,703	6,655
Current portion of operating lease liabilities	695	591
Unearned revenue	5,216	8,729
Current portion of stock option early exercise liabilities	576	1,130
Total current liabilities	28,598	20,160
Operating lease liabilities, net of current portion	6,500	3,459
Unearned revenue, net of current portion	457	1,201
Stock option early exercise liabilities, net of current portion	545	839
Warrant liabilities	30,599	3,819
Other noncurrent liabilities	183	303
Total liabilities	$66,882	$29,781
Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 204,117,084 and 199,862,123 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$20	$20
Additional paid-in capital	813,439	769,848
Accumulated deficit	(310,169)	(194,302)
Accumulated other comprehensive loss	(4,794)	(7,355)
Total stockholders’ equity	$498,496	$568,211
Total Liabilities and Stockholders’ Equity	$565,378	$597,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$6,136	$2,763	$15,936	$7,324
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	2,008	733	4,945	2,043
Research and development	24,599	13,292	60,701	30,282
Sales and marketing	5,047	1,969	11,289	5,971
General and administrative	13,927	10,149	35,438	26,901
Depreciation and amortization	2,749	1,531	6,869	4,248
Total operating costs and expenses	48,330	27,674	119,242	69,445
Loss from operations	(42,194)	(24,911)	(103,306)	(62,121)
Change in fair value of warrant liabilities	(7,640)	(1,151)	(26,787)	28,358
Interest income, net	5,007	2,059	14,115	3,926
Other income (expense), net	55	20	150	(27)
Loss before benefit for income taxes	(44,772)	(23,983)	(115,828)	(29,864)
Income tax expense	(39)	—	(39)	—
Net loss	$(44,811)	$(23,983)	$(115,867)	$(29,864)
Net loss per share attributable to common stockholders— basic and diluted	$(0.22)	$(0.12)	$(0.57)	$(0.15)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	203,390,383	198,301,240	201,656,916	197,255,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(44,811)	$(23,983)	$(115,867)	$(29,864)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	1,292	(2,195)	2,560	(8,976)
Currency translation adjustments	1	—	1	—
Total other comprehensive income (loss)	1,293	(2,195)	2,561	(8,976)
Total comprehensive loss	$(43,518)	$(26,178)	$(113,306)	$(38,840)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, June 30, 2023	201,869,202	$20	$794,671	$(265,358)	$(6,087)	$523,246
Net loss	—	—	—	(44,811)	—	(44,811)
Other comprehensive income (loss)	—	—	—	—	1,293	1,293
Stock options exercised	568,330	—	234	—	—	234
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	1,553,290	—	141	—	—	141
Stock-based compensation	—	—	18,094	—	—	18,094
Warrants exercised	921	—	17	—	—	17
Balance, September 30, 2023	204,117,084	$20	$813,439	$(310,169)	$(4,794)	$498,496

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, June 30, 2022	198,003,162	$20	$751,259	$(151,672)	$(6,929)	$592,678
Net loss	—	—	—	(23,983)	—	(23,983)
Other comprehensive income (loss)	—	—	—	—	(2,195)	(2,195)
Stock options exercised	370,979	—	386	—	—	386
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	414,919	—	—	—	—	—
Stock-based compensation	—	—	8,461	—	—	8,461
Warrants exercised	45	—	1	—	—	1
Balance, September 30, 2022	198,914,446	$20	$760,389	$(175,655)	$(9,124)	$575,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	199,862,123	$20	$769,848	$(194,302)	$(7,355)	$568,211
Net loss	—	—	—	(115,867)	—	(115,867)
Other comprehensive income (loss)	—	—	—	—	2,561	2,561
Stock options exercised	1,358,096	—	775	—	—	775
Vesting of restricted common stock	376,023	—	846	—	—	846
Issuance of common stock from the settlement of restricted stock units	2,519,921	—	2,641	—	—	2,641
Stock-based compensation	—	—	39,312	—	—	39,312
Warrants exercised	921	—	17	—	—	17
Balance, September 30, 2023	204,117,084	$20	$813,439	$(310,169)	$(4,794)	$498,496

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	195,630,975	$19	$737,150	$(145,791)	$(148)	$591,230
Net loss	—	—	—	(29,864)	—	(29,864)
Other comprehensive income (loss)	—	—	—	—	(8,976)	(8,976)
Stock options exercised	2,043,655	1	952	—	—	953
Vesting of restricted common stock	390,193	—	880	—	—	880
Issuance of common stock from the settlement of restricted stock units	848,091	—	473	—	—	473
Stock-based compensation	—	—	20,909	—	—	20,909
Warrants exercised	1,532	—	25	—	—	25
Balance, September 30, 2022	198,914,446	$20	$760,389	$(175,655)	$(9,124)	$575,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(115,867)	$(29,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,869	4,248
Non-cash research and development arrangements	390	390
Stock-based compensation	38,549	22,561
Change in fair value of warrant liabilities	26,787	(28,358)
Amortization of premiums and accretion of discounts on available-for-sale securities	(7,287)	(383)
Other, net	1,036	345
Changes in operating assets and liabilities:
Accounts receivable	946	(1,135)
Prepaid expenses and other current assets	(7,545)	(1,842)
Accounts payable	975	2,992
Accrued expenses	8,066	1,996
Unearned revenue	(4,944)	(555)
Other assets and liabilities	(156)	(180)
Net cash used in operating activities	$(52,181)	$(29,785)
Cash flows from investing activities:
Purchases of property and equipment	(6,544)	(8,381)
Capitalized software development costs	(3,134)	(1,491)
Intangible asset acquisition costs	(1,057)	(598)
Purchases of available-for-sale securities	(230,350)	(488,887)
Maturities and sales of available-for-sale securities	285,665	185,150
Net cash provided by (used in) investing activities	$44,580	$(314,207)
Cash flows from financing activities:
Proceeds from stock options exercised	775	953
Other financing, net	9	1,212
Net cash provided by financing activities	$784	$2,165
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3	—
Net change in cash, cash equivalents and restricted cash	(6,814)	(341,827)
Cash, cash equivalents and restricted cash at the beginning of the period	46,367	399,025
Cash, cash equivalents and restricted cash at the end of the period	$39,553	$57,198
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$4,202	$186
Intangible asset purchases in accounts payable and accrued expenses	321	256
Operating lease right-of-use assets subject to lease liability	2,380	—
Noncash reclassification of warrant liabilities to equity upon exercise	7	8
Bonus settled in restricted stock units	2,641	473

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. DESCRIPTION OF BUSINESS

IonQ, Inc. (“IonQ” or the “Company”), formerly known as dMY Technology Group, Inc. III (“dMY”), was incorporated in the state of Delaware in September 2020 and formed as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. IonQ Quantum, Inc. (formerly known as IonQ, Inc., and referred to as “Legacy IonQ” herein), was incorporated in the state of Delaware in September 2015 and is headquartered in College Park, Maryland.

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

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy IonQ’s stockholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Legacy IonQ convertible redeemable preferred stock and warrants and Legacy IonQ common stock prior to the Business Combination have been retroactively restated in the consolidated financial statements and notes thereto as shares reflecting the exchange ratio established in the Business Combination. Legacy IonQ’s convertible redeemable preferred stock and warrants previously classified as mezzanine equity were retroactively adjusted, converted into common stock, and reclassified to permanent equity because of the reverse recapitalization. All exercise prices for stock options and customer warrants have similarly been retroactively restated to reflect the exchange ratio established in the Business Combination.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2023, or thereafter. All references to September 30, 2023 and 2022, in the notes to the condensed consolidated financial statements are unaudited.

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

As a result of the market value of the Company's common stock held by non-affiliates as of June 30, 2023, exceeding $700.0 million, the Company will be a “large accelerated filer” under the Exchange Act as of December 31, 2023, and will no longer qualify as an emerging growth company. The Company was also a smaller reporting company as defined in the Exchange Act until June 30, 2023. However, the Company may continue to use the scaled disclosures permitted for a smaller reporting company through its annual report on Form 10-K for the fiscal year ended December 31, 2023 and must begin providing non-scaled larger company disclosure in its first quarterly report in its next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2024).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.

Significant estimates and judgments are inherent in the analysis and measurement of items including, but not limited to: revenue recognition, capitalization of internally developed software and quantum computing costs, useful lives of long-lived assets, stock-based compensation for awards with performance and market conditions, and fair value of available-for-sale securities. Management bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ and be affected by changes in those estimates.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. Financial statements of subsidiaries whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date for assets and liabilities and at average exchange rates for revenues and expenses for the respective periods. Translation adjustments are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets.

The Company is exposed to foreign currency risk to the extent that it enters into transactions denominated in currencies other than its subsidiaries’ respective functional currencies. Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the Company’s condensed consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency are included in other income (expense), net in the condensed consolidated statements of operations.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks, checking deposits, and money market funds. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and corporate credit cards is included in other noncurrent assets in the condensed consolidated balance sheets. The Company issues letters of credit in the ordinary course of business, including for lease arrangements. As of September 30, 2023 and December 31, 2022, letters of credit totaling $2.1 million and $2.0 million were outstanding, respectively.

The following table provides a reconciliation of cash and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$37,137	$44,367
Restricted cash	2,416	2,000
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$39,553	$46,367

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

	September 30,	December 31,
	2023	2022
Billed accounts receivable	$844	$1,150
Unbilled accounts receivable	2,189	2,142
Total accounts receivable	$3,033	$3,292

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

The Company did not have any allowance for credit losses as of either September 30, 2023 or December 31, 2022.

Materials and Supplies

Materials and supplies are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used for maintenance, research and development efforts or to service customer contracts are expensed when consumed. The Company capitalized $0.9 million and $3.1 million of materials and supplies to property and equipment for the three and nine months ended September 30, 2023, respectively.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company primarily invests in debt securities and classifies its investments as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Investments not considered cash equivalents, with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in accumulated other comprehensive loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the condensed consolidated balance sheet in prepaid expenses and other current assets. As of September 30, 2023 and December 31, 2022, accrued interest receivable was $1.9 million and $1.7 million, respectively.

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

Effective October 1, 2022, the Company revised the accounting useful life of quantum computing systems, which was determined to be a change in accounting estimate and is being applied prospectively. This change in accounting estimate was not material for the three or nine months ended September 30, 2023. The estimated useful life for quantum computing systems was previously 2 years.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of September 30, 2023, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

Capitalized Internally Developed Software

Capitalized internally developed software, which is included in intangible assets, net, consists of costs to purchase and develop internal-use software, which the Company primarily uses to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. During the three months ended September 30, 2023 and 2022, the Company capitalized $2.0 million and $0.8 million in internal-use software costs, respectively, and during the nine months ended September 30, 2023 and 2022, the Company capitalized $5.3 million and $2.1 million, respectively. The Company amortized $0.8 million and $0.4 million of capitalized internally developed software costs during the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $1.0 million of capitalized internally developed software costs during the nine months ended September 30, 2023 and 2022, respectively. Amortization is included in depreciation and amortization in the condensed consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for the three or nine months ended September 30, 2023 and 2022.

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

For the three and nine months ended September 30, 2023 and 2022, substantially all revenue was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

As of September 30, 2023, approximately $73.1 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 35% of the remaining performance obligations to be recognized as revenue within the next twelve months.

The following table summarizes the changes in unearned revenue for the nine months ended September 30, 2023 (in thousands):

Total
Balance as of December 31, 2022	$9,930
Revenue recognized	(8,202)
New deferrals, net	3,945
Balance as of September 30, 2023	$5,673

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

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of September 30, 2023 and December 31, 2022, total capitalized costs were $2.9 million and $1.0 million, respectively. Amortization expense was $0.2 million and zero for the three months ended September 30, 2023 and 2022, respectively, and $0.5 million and zero for the nine months ended September 30, 2023 and 2022, respectively. Amortization is included in sales and marketing in the condensed consolidated statements of operations.

Stock-Based Compensation

The Company measures and records the expense related to stock-based awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the fair value of stock options awards, including the option’s expected term, the price volatility of the underlying common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock options represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company records forfeitures as they occur.

Stock-based compensation cost for restricted stock units and performance-based restricted stock units is measured based on the fair value of the Company’s common stock on the grant date. The fair value of performance-based restricted stock units with a market condition is estimated on the date of grant using the Monte Carlo simulation model. The Monte Carlo simulation model requires the use of subjective assumptions, which determine the fair value of these awards, including price volatility, contractual term, discount rate, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the restricted stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. For awards with a performance-based vesting condition, including those with a market condition, the Company records stock-based compensation cost if it is probable that the performance conditions will be achieved. Stock-based compensation cost will be recognized if the performance condition is satisfied, even if the market condition is not met and the award does not vest. At each reporting period, the Company reassesses the probability of the achievement of the performance conditions and any change in expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of the adjustment.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, investments, and trade accounts receivable. The Company maintains the majority of its cash, cash equivalents, restricted cash and investments with three financial institutions. The Company’s deposits routinely exceed amounts guaranteed by the Federal Deposit Insurance Corporation. While the Company has not experienced any losses in such accounts, the failure of Silicon Valley Bank (“SVB”), at which the Company held cash and cash equivalents in multiple accounts, exposed the Company to limited credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors.

The Company’s accounts receivable are derived from customers primarily located in the U.S. The Company performs periodic evaluations of its customers’ financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable and maintains an allowance for credit losses. Credit losses historically have not been material.

Significant customers are those that represent more than 10% of the Company’s total revenue. The Company’s revenue was primarily from three significant customers for the three months ended September 30, 2023, and from two significant customers for the nine months ended September 30, 2023. The Company’s revenue was primarily from three significant customers for each of the three and nine months ended September 30, 2022.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2023	2022	2023	2022
Net loss attributable to common stockholders	$(44,811)	$(23,983)	$(115,867)	$(29,864)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders— basic and diluted	203,390,383	198,301,240	201,656,916	197,255,965
Net loss per share attributable to common stockholders—basic and diluted	$(0.22)	$(0.12)	$(0.57)	$(0.15)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock options outstanding	23,443,324	22,876,924	23,952,845	22,569,244
Warrants to purchase common stock	8,301,202	8,301,202	8,301,202	8,301,202
Public warrants	5,231,164	5,231,525	5,231,378	5,231,839
Unvested restricted stock units	15,749,472	5,805,000	13,009,874	3,224,741
Unvested common stock	591,771	1,093,136	717,112	1,221,453
Total	53,316,933	43,307,787	51,212,411	40,548,479

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of September 30, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$8,030	$—	$—	$8,030	$46,367	$—	$—	$46,367
Commercial paper	40,030	—	(50)	39,980	130,141	—	(443)	129,698
Corporate notes and bonds	202,007	—	(3,652)	198,355	277,184	19	(5,993)	271,210
Municipal bonds	4,978	—	(105)	4,873	9,905	—	(273)	9,632
US government and agency	237,271	2	(990)	236,283	83,556	23	(688)	82,891
Total cash, cash equivalents, restricted cash and investments	$492,316	$2	$(4,797)	$487,521	$547,153	$42	$(7,397)	$539,798

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following table presents information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023 (in thousands).

	As of September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Commercial paper	$39,980	$(50)	$—	$—	$39,980	$(50)
Corporate notes and bonds	59,132	(544)	134,711	(3,108)	193,843	(3,652)
Municipal bonds	—	—	4,872	(105)	4,872	(105)
US government and agency	188,526	(692)	9,196	(298)	197,722	(990)
Total	$287,638	$(1,286)	$148,779	$(3,511)	$436,417	$(4,797)

There were no securities in a gross unrealized loss position for greater than twelve months as of December 31, 2022.

The Company did not have any allowance for credit losses as of either September 30, 2023 or December 31, 2022. The Company neither intends to nor believes that it is more likely than not that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale securities as of September 30, 2023, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$5,614	$2,416	$8,030
Commercial paper	39,980	—	39,980
Corporate notes and bonds	133,242	65,113	198,355
Municipal bonds	4,873	—	4,873
US government and agency	200,281	36,002	236,283
Total	$383,990	$103,531	$487,521

4. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$8,030	$—	$—	$8,030
US government and agency	—	31,523	—	31,523
Total cash, cash equivalents and restricted cash	$8,030	$31,523	$—	$39,553
Short-term investments:
Commercial paper	—	39,980	—	39,980
Corporate notes and bonds	—	133,242	—	133,242
Municipal bonds	—	4,873	—	4,873
US government and agency	—	168,758	—	168,758
Total short-term investments	$—	$346,853	$—	$346,853
Long-term investments:
Corporate notes and bonds	—	65,113	—	65,113
US government and agency	—	36,002	—	36,002
Total long-term investments	$—	$101,115	$—	$101,115
Total Assets	$8,030	$479,491	$—	$487,521
Liabilities
Public warrants	$30,599	$—	$—	$30,599

	Fair Value Measured as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$46,367	$—	$—	$46,367
Total cash, cash equivalents and restricted cash	$46,367	$—	$—	$46,367
Short-term investments:
Commercial paper	—	129,698	—	129,698
Corporate notes and bonds	—	120,447	—	120,447
Municipal bonds	—	4,911	—	4,911
US government and agency	—	56,374	—	56,374
Total short-term investments	$—	$311,430	$—	$311,430
Long-term investments:
Corporate notes and bonds	—	150,763	—	150,763
Municipal bonds	—	4,721	—	4,721
US government and agency	—	26,517	—	26,517
Total long-term investments	$—	$182,001	$—	$182,001
Total Assets	$46,367	$493,431	$—	$539,798
Liabilities
Public warrants	$3,819	$—	$—	$3,819

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company's letter of credit and corporate credit cards.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the period. On September 30, 2023, the closing trading price of the public warrants was $5.85 per warrant.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment and acquired computer software	$4,195	$2,407
Machinery, equipment, furniture and fixtures	8,940	7,506
Leasehold improvements	7,327	1,132
Quantum computing systems	27,052	22,430
Gross property and equipment	47,514	33,475
Less: accumulated depreciation	(12,158)	(7,461)
Total property and equipment, net	$35,356	$26,014

Depreciation expense for the three months ended September 30, 2023 and 2022 was $1.9 million and $1.1 million, respectively. Depreciation expense for the nine months ended September 30, 2023 and 2022 was $4.7 million and $3.1 million, respectively.

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

Exclusive Option Agreements

The Company also entered into an exclusive option agreement (the “Option Agreement”) with each of UMD and Duke in 2016 whereby on the anniversary of the effective date of the License Agreement for a period of 5 years, the Company has the right to exclusively license additional intellectual property developed by UMD and Duke (the “Additional Patents” and together with the Initial Patents, the “Licensed Patents”) by exercising an annual option and issuing shares of common stock each to Duke and UMD in consideration for the Additional Patents. The amount issued to UMD and Duke pursuant to the Option Agreement over the 5-year term was equal to an aggregate of 642,995 shares of common stock to each university after giving effect to the recapitalization. The Company may elect not to exercise the option if there was not a minimum number of intellectual property developed in a given year and then the Option Agreement would extend another year.

In December 2020, the Company amended its Option Agreement with Duke, and under this amendment, the Company issued 1,214,317 shares of common stock, after giving effect to the recapitalization, to Duke in consideration for research and development services through July 15, 2026. Under the terms of the amended Option Agreement, the issuance of shares is a nonrefundable upfront payment in exchange for research and development services by Duke whereby the Company will obtain rights to any potential future intellectual property developed during the term. As such, the fair value of the shares of common stock was recorded as a prepaid expense and is being amortized over the term of the arrangement as services are received. The Company recognized $0.1 million of research and development expense related to the agreement with Duke during each of the three months ended September 30, 2023 and 2022, and $0.4 million of research and development expense related to the agreement with Duke during each of the nine months ended September 30, 2023 and 2022.

The useful life of the Licensed Patents derived from the License Agreement and the Option Agreement is the remaining legal life at the time of acquisition. The value of the Licensed Patents is based on the fair value of the common stock given as consideration on the effective date of each agreement and exercise of option. The asset is amortized over the useful life of the Licensed Patents.

7. OTHER BALANCE SHEET ACCOUNTS

Accrued expenses are composed of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued salaries and other payroll liabilities	$9,752	$4,935
Accrued professional services	2,316	678
Accrued equipment and services liabilities for research and development	550	489
Accrued expenses—other	3,085	553
Total accrued expenses	$15,703	$6,655

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

Stockholder Lawsuit

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 29, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. IonQ’s response to the plaintiffs’ motion will be due on November 9, 2023 and the plaintiffs reply will be due on November 27, 2023. Both the IonQ Defendants and Additional Defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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

9. WARRANT TRANSACTION AGREEMENT

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”), subject to certain vesting events. Upon closing of the Business Combination, these warrants exercisable for Legacy IonQ Series B-1 preferred stock were assumed by the Company and converted into a warrant to purchase shares of common stock. Except as specifically provided in the Merger Agreement, the Warrant Shares will have the same terms and be subject to the same conditions (including applicable vesting conditions) as set forth in the Legacy IonQ warrant agreement. As of September 30, 2023, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company.

As the Warrant Shares were issued in connection with an existing commercial agreement with a customer, the value of the Warrant Shares was determined to be consideration payable to the customer and consequently treated as a reduction to revenue recognized under the corresponding revenue arrangement.

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

10. WARRANT LIABILITIES

The Company assumed 7,500,000 public warrants on September 30, 2021 as part of the Business Combination. As of September 30, 2023, there were 5,230,565 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

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

No public warrants had been redeemed by the Company as of September 30, 2023.

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

In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2023, the number of shares reserved for issuance under the 2021 Plan increased by 13,587,593. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of September 30, 2023, the Company had 13,657,614 shares available for grant under the 2021 Plan.

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

The Company has estimated the expected term of its employee awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC for calculating expected term, as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term. Certain of the Company’s options began vesting prior to the grant date, in which case the Company uses the remaining vesting term at the grant date in the expected term calculation.

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

The assumptions used to estimate the fair value of stock options granted during the three and nine months ended September 30, 2023 and 2022, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	—%	3.00%	4.09%	2.53%
Expected term (in years)	—	6.06	5.50	5.80
Expected volatility	—%	73.83%	80.63%	75.96%
Dividend yield	—%	—%	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	24,716,270	$2.19	7.32	$49.69
Granted	104,020	13.53
Exercised	(1,358,096)	0.57
Cancelled/ Forfeited	(565,360)	5.11
Outstanding as of September 30, 2023	22,896,834	$2.27	6.67	$288.73
Exercisable as of September 30, 2023	14,028,424	$1.37	6.07	$189.59
Exercisable and expected to vest as of September 30, 2023	22,896,834	$2.27	6.67	$288.73

The following table summarizes additional information on stock option grants, vesting and exercises (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total intrinsic value of options exercised	$8.4	$1.5	$14.5	$9.4
Aggregate grant-date fair value of options vested	$3.5	$2.8	$11.6	$7.3
Weighted-average grant date fair value per share for options granted	$—	$5.05	$9.38	$6.26

Early Exercised Stock Options

As of September 30, 2023 and December 31, 2022, there were 529,105 and 905,128 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of September 30, 2023 and December 31, 2022, the Company recorded a liability related to these shares subject to repurchase in the amount of $1.1 million and $2.0 million, respectively, in its condensed consolidated balance sheets.

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2022	9,320,045	$7.02	3.21	$65.38
Granted	10,251,205	9.88
Vested	(3,229,439)	8.21
Forfeited	(690,524)	6.90
Outstanding as of September 30, 2023	15,651,287	$8.65	3.14	$135.40
Expected to vest after September 30, 2023	15,610,287	$8.64	3.15	$134.87

During the three and nine months ended September 30, 2023, the Company released 20,334 and 381,204 RSUs, respectively, related to the settlement of an accrued bonus liability. During the three and nine months ended September 30, 2022, the Company released zero and 81,134 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

During the three and nine months ended September 30, 2023, the Company granted performance-based restricted stock unit awards (“PSU”) to certain officers and employees, which vest over approximately four years. The target number of PSUs granted was 4,641,564. The number of shares that can be earned will range from 0% to 300% of the target number of shares, based on the Company's achievement of certain financial and technical goals, as well as a stock price hurdle requirement for a portion of the awards. In the event that the stock price hurdle is not met at the time the PSUs vest, the maximum PSU opportunity shall be limited to target (100%) performance. The number of PSUs outstanding and for which compensation cost has been recognized is based on the number of awards that we believe are probable of vesting as of September 30, 2023. No PSUs were granted during the three and nine months ended September 30, 2022.

For the portion of the PSUs subject to the stock price hurdle, the fair value was determined using a Monte Carlo simulation model. The assumptions used to estimate the fair value of PSUs subject to the stock price hurdle granted during the three and nine months ended September 30, 2023 and 2022, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.59%	—%	4.59%	—%
Contractual term (in years)	3.37	—	3.37	—
Expected volatility	80.00%	—%	80.00%	—%
Dividend yield	—%	—%	—%	—%

The PSU activity is summarized in the following table:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2022	—	$—	—	$—
Granted	4,641,564	15.74
Vested	—	—
Forfeited	—	—
Outstanding as of September 30, 2023	4,641,564	$15.74	3.25	$73.05
Expected to vest after September 30, 2023	4,641,564	$15.74	3.25	$73.05

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs, and PSUs, which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$680	$239	$1,462	$590
Research and development	9,534	4,932	21,168	8,998
Sales and marketing	2,000	344	3,523	920
General and administrative	4,763	4,490	12,396	12,053
Stock-based compensation, net of amounts capitalized	$16,977	$10,005	$38,549	$22,561
Capitalized stock-based compensation—Intangibles and fixed assets	1,116	488	2,711	1,135
Total stock-based compensation	$18,093	$10,493	$41,260	$23,696

Unrecognized Stock-Based Compensation

A summary of the Company's remaining unrecognized compensation expense and the weighted-average remaining amortization period as of September 30, 2023, related to its non-vested stock option awards, RSUs, and PSUs is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$126.6	1.7
Performance-based restricted stock units	70.5	1.7
Stock options	32.4	1.3

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

Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of September 30, 2023, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.

12. INCOME TAXES

Income tax expense was less than $0.1 million for the three and nine months ended September 30, 2023, due to the Company's international operations. Income tax expense was zero for the three and nine months ended September 30, 2022. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of September 30, 2023, and December 31, 2022. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

13. LEASES

The Company has operating leases for its various facilities, including its two primary locations in College Park, Maryland, and Bothell, Washington. The College Park, Maryland facility is used for research and development and corporate functions and is leased from UMD. Refer to Note 14 for further information. The Bothell, Washington facility is used for manufacturing, research and development, and general office space. Both the College Park, Maryland, and Bothell, Washington, leases expire in 2030. As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease term was 6.7 years and 7.9 years, respectively, and the weighted-average discount rate was 9.8% and 11.9%, respectively.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost(1)
Fixed lease cost	$365	$190	$1,085	$572
Short-term cost	35	18	117	48
Total operating lease cost	$400	$208	$1,202	$620

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$53	$12	$85	$40
Research and development	129	153	462	458
Sales and marketing	22	9	51	26
General and administrative	196	34	604	96
Total operating lease cost	$400	$208	$1,202	$620

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash payments (receipts) included in the measurement of operating lease liabilities, net	$(616)	$161	$(284)	$482

As of September 30, 2023, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2023	$244
2024	1,882
2025	2,361
2026	2,414
2027	2,449
Thereafter	6,385
Total lease payments	$15,735
Less: imputed interest	(4,439)
Less: lease incentives	(4,101)
Present value of operating lease liabilities	$7,195

14. RELATED PARTY TRANSACTIONS

Transactions with UMD and Duke

As described in Note 6, the Company entered into a License Agreement and Option Agreement with UMD and Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the amendments to the Option Agreements, has purchased research and development services. The Company considers these agreements to be related party transactions because the Company’s Co-founder and Chief Technology Officer serves as a professor at Duke and the Company’s Co-founder and Chief Scientist served as a professor at UMD. During 2021, the Company’s Chief Scientist moved to Duke and each, in their role as professors at Duke, are leading the research subject to the License Agreement and Option Agreement with Duke as of September 30, 2023.

In addition, the Company has an operating lease for office space with UMD, which expires in 2030. Future minimum lease payments as of September 30, 2023 are $5.8 million. The lease costs and cash flow related to the operating lease were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease cost	$191	$190	$572	$572
Lease payments	$166	$161	$498	$482

A summary of the weighted-average remaining lease term and weighted-average discount rate is presented below:

	September 30,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	7.2	7.9
Weighted-average discount rate	11.9%	11.9%

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

The Company’s results from transactions with related parties, as reflected in the condensed consolidated statements of operations are detailed below. Except as noted below, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$1,296	$1,014	$3,308	$3,008
Cost of revenue	51	13	83	39
Research and development(1)	243	274	789	814
Sales and marketing(2)	12	30	43	99
General and administrative	14	29	88	87

(1)
Included in research and development are expenses attributable to Duke of $0.1 million for each of the three months ended September 30, 2023 and 2022, and $0.4 million for each of the nine months ended September 30, 2023 and 2022.
(2)
Included in sales and marketing are expenses attributable to Duke of zero for each of the three months ended September 30, 2023 and 2022, and less than $0.1 million and zero for the nine months ended September 30, 2023 and 2022, respectively.

The Company has the following balances related to transactions with related parties, as reflected in the condensed consolidated balance sheets. Except as noted below, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	September 30,	December 31,
	2023	2022
Assets
Prepaid expenses and other current assets ($520 and $520 attributable to Duke)	$520	$529
Operating lease right-of-use asset	3,529	3,753
Other noncurrent assets ($935 and $1,325 attributable to Duke)	935	1,325
Liabilities
Accounts payable ($7 and zero attributable to Duke)	$63	$29
Current operating lease liabilities	647	591
Unearned revenue	1,957	3,514
Non-current operating lease liabilities	3,255	3,459

15. GEOGRAPHIC INFORMATION

Revenue generated for customers located in the United States was approximately 82% and 78% of revenue for the three months ended September 30, 2023 and 2022, respectively, and 85% and 83% of revenue for the nine months ended September 30, 2023 and 2022, respectively.

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

It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Part II, Item 1A herein and in our other filings with the Securities and Exchange Commission (the “SEC”). All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.

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

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $115.9 million and $29.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $310.2 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

Business and Technical Highlights

•
We announced a new $25.5 million deal with existing customer US Air Force Research Lab to deploy two barium-based trapped ion quantum computing systems for quantum networking research and application development.
•
We unveiled two future enterprise-grade quantum computers: IonQ Forte Enterprise, a #AQ 35 quantum computer, and IonQ Tempo, a #AQ 64 quantum computer expected to deliver quantum advantage for certain applications. Both systems will feature modular rack-mounted form factors designed to fit seamlessly into customers’ data centers.
•
We were awarded an extension to our existing contract with ZapataAI and the US Defense Advanced Research Projects Agency (DARPA), to help establish the next generation of benchmarking for quantum computers.
•
We were honored to rank 32nd in the 2023 Deloitte Technology Fast 500™ List of the Fastest-Growing Companies in North America, recognizing the significant business growth of IonQ and the broader quantum industry in recent years.
•
We announced at our September Analyst Day that we now believe we will be able to reach #AQ 64 and commercial advantage using error mitigation–the same technique we are already employing today–rather than needing to implement full error correction. Error mitigation requires fewer qubits than error correction, and makes us even more confident in our ability to reach #AQ 64 in the near-term.
•
We achieved #AQ 29 on Next Generation Barium Qubits to Deliver Industry Leading Performance, marking a key milestone in our journey towards developing scalable and reliable systems capable of commercial quantum advantage.
•
We intend to achieve an #AQ 64 system by the end of 2025. We believe that in reaching this #AQ milestone, our systems will deliver quantum advantage for certain use cases and classical computers will no longer be able to fully simulate an IonQ system.

Impact of the Macroeconomic Climate on Our Business

The recent trends towards rising inflation may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. High interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or continue to rise) on our operating costs, including our labor, due to supply chain constraints, consequences associated with bank failures, the Russia-Ukraine war and the Israel-Hamas war, and employee availability and wage increases, which may result in additional stress on our working capital resources.

The Merger Agreement

On March 7, 2021, Legacy IonQ, dMY and Ion Trap Acquisition Inc. (the “Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, at the closing, the Merger Sub was merged with and into Legacy IonQ, with Legacy IonQ continuing as the surviving corporation following the merger, being a wholly owned subsidiary of dMY and the separate corporate existence of the Merger Sub ceased (the “Business Combination”). Commensurate with the Business Combination, dMY changed its name to IonQ, Inc. and Legacy IonQ changed its name to IonQ Quantum, Inc. IonQ became the successor registrant with the SEC, meaning that Legacy IonQ’s financial statements for previous periods have been disclosed in the registrant’s periodic reports filed with the SEC.

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

Sales and marketing

Sales and marketing expenses consist of personnel-related expenses, including salaries, commissions, benefits and stock-based compensation, costs for direct advertising, marketing and promotional expenditures and allocated facility and other costs for our sales and marketing functions. We expect to continue to make the necessary sales and marketing investments to enable us to increase our market penetration and expand our customer base.

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

Other income (expense), net

Other income (expense), net consists of gains and losses that arise from fluctuations in foreign currency exchange rates, realized losses on our available-for-sale investments, and certain other expenses.

Income tax expense

Income tax expense consists of income taxes related to foreign jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue	$6,136	$2,763	$15,936	$7,324
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	2,008	733	4,945	2,043
Research and development(1)	24,599	13,292	60,701	30,282
Sales and marketing(1)	5,047	1,969	11,289	5,971
General and administrative(1)	13,927	10,149	35,438	26,901
Depreciation and amortization	2,749	1,531	6,869	4,248
Total operating costs and expenses	48,330	27,674	119,242	69,445
Loss from operations	(42,194)	(24,911)	(103,306)	(62,121)
Change in fair value of warrant liabilities	(7,640)	(1,151)	(26,787)	28,358
Interest income, net	5,007	2,059	14,115	3,926
Other income (expense), net	55	20	150	(27)
Loss before benefit for income taxes	(44,772)	(23,983)	(115,828)	(29,864)
Income tax expense	(39)	—	(39)	—
Net loss	$(44,811)	$(23,983)	$(115,867)	$(29,864)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$680	$239	$1,462	$590
Research and development	9,534	4,932	21,168	8,998
Sales and marketing	2,000	344	3,523	920
General and administrative	4,763	4,490	12,396	12,053

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Revenue	$6,136	$2,763	$3,373	122%

Revenue increased by $3.4 million, or 122%, to $6.1 million for the three months ended September 30, 2023, from $2.8 million for the three months ended September 30, 2022. The increase was primarily driven by new revenue contracts under which we provided services during the three months ended September 30, 2023.

Cost of revenue

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$2,008	$733	$1,275	174%

Cost of revenue increased by $1.3 million, or 174%, to $2.0 million for the three months ended September 30, 2023, from $0.7 million for the three months ended September 30, 2022. The increase was driven primarily by the increase in labor costs to service contracts for the three months ended September 30, 2023.

Research and development

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Research and development	$24,599	$13,292	$11,307	85%

Research and development expense increased by $11.3 million, or 85%, to $24.6 million for the three months ended September 30, 2023, from $13.3 million for the three months ended September 30, 2022. The increase was driven by a $9.7 million increase in payroll-related expenses, including an increase in stock-based compensation of $4.6 million, as a result of increased headcount, and a $1.6 million increase in materials, supplies and equipment costs.

Sales and marketing

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Sales and marketing	$5,047	$1,969	$3,078	156%

Sales and marketing expense increased by $3.1 million, or 156%, to $5.0 million for the three months ended September 30, 2023, from $2.0 million for the three months ended September 30, 2022. The increase was due to an increase of $2.7 million of payroll-related expenses, including an increase in stock-based compensation of $1.7 million, as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $0.4 million.

General and administrative

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
General and administrative	$13,927	$10,149	$3,778	37%

General and administrative expenses increased by $3.8 million, or 37%, to $13.9 million for the three months ended September 30, 2023, from $10.1 million for the three months ended September 30, 2022. The increase was primarily driven by an increase of $2.5 million in professional services fees as we scale our business as a public company and an increase of $0.9 million in payroll-related expenses, including an increase in stock-based compensation of $0.3 million, due to increased headcount.

Depreciation and amortization

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Depreciation and amortization	$2,749	$1,531	$1,218	80%

Depreciation and amortization expenses increased by $1.2 million, or 80%, to $2.7 million for the three months ended September 30, 2023, from $1.5 million for the three months ended September 30, 2022. The increase was primarily driven by an increase of $0.4 million due to amortization of capitalized internally developed software and an increase of $0.7 million in depreciation expense associated with capitalized quantum computing system costs.

Change in fair value of warrant liabilities

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Change in fair value of warrant liabilities	$(7,640)	$(1,151)	$(6,489)	(564)%

The change in fair value of warrant liabilities decreased by $6.5 million, or 564%, to a loss of $7.6 million for the three months ended September 30, 2023, from a loss of $1.2 million for the three months ended September 30, 2022. The decrease was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Three Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Interest income, net	$5,007	$2,059	$2,948	143%

Interest income, net increased by $2.9 million, or 143%, to $5.0 million for the three months ended September 30, 2023, from $2.1 million for the three months ended September 30, 2022. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments due to higher interest rates.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Revenue	$15,936	$7,324	$8,612	118%

Revenue increased by $8.6 million, or 118%, to $15.9 million for the nine months ended September 30, 2023, from $7.3 million for the nine months ended September 30, 2022. The increase was primarily driven by new revenue contracts under which we provided services during the nine months ended September 30, 2023.

Cost of revenue

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$4,945	$2,043	$2,902	142%

Cost of revenue increased by $2.9 million, or 142%, to $4.9 million for the nine months ended September 30, 2023, from $2.0 million for the nine months ended September 30, 2022. The increase was driven primarily by the increase in labor costs to service contracts for the nine months ended September 30, 2023.

Research and development

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Research and development	$60,701	$30,282	$30,419	100%

Research and development expense increased by $30.4 million, or 100%, to $60.7 million for the nine months ended September 30, 2023, from $30.3 million for the nine months ended September 30, 2022. The increase was primarily driven by a $27.3 million increase in payroll-related expenses, including an increase in stock-based compensation of $12.2 million, as a result of increased headcount, and a $1.0 million increase in materials, supplies and equipment costs.

Sales and marketing

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Sales and marketing	$11,289	$5,971	$5,318	89%

Sales and marketing expense increased by $5.3 million, or 89%, to $11.3 million for the nine months ended September 30, 2023, from $6.0 million for the nine months ended September 30, 2022. The increase was due to an increase of $4.5 million of payroll-related expenses, including an increase in stock-based compensation of $2.6 million, as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $0.8 million.

General and administrative

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
General and administrative	$35,438	$26,901	$8,537	32%

General and administrative expenses increased by $8.5 million, or 32%, to $35.4 million for the nine months ended September 30, 2023, from $26.9 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase of $5.9 million in payroll-related expenses, including an increase in stock-based compensation of $2.5 million, due to increased headcount, offset by a decrease of $2.2 million in one-time stock-based compensation costs incurred in the nine months ended September 30, 2022. The remaining increase is primarily due to an increase of $3.8 million in professional services fees as we scale our business as a public company.

Depreciation and amortization

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Depreciation and amortization	$6,869	$4,248	$2,621	62%

Depreciation and amortization expenses increased by $2.6 million, or 62%, to $6.9 million for the nine months ended September 30, 2023, from $4.2 million for the nine months ended September 30, 2022. The increase was primarily driven by an increase of $0.9 million due to amortization of capitalized internally developed software and an increase of $1.2 million in depreciation expense associated with capitalized quantum computing system costs.

Change in fair value of warrant liabilities

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Change in fair value of warrant liabilities	$(26,787)	$28,358	$(55,145)	(194)%

The change in fair value of warrant liabilities decreased by $55.1 million, or 194%, to a loss of $26.8 million for the nine months ended September 30, 2023, from a gain of $28.4 million for the nine months ended September 30, 2022. The decrease was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Nine Months Ended September 30,		$	%
	2023	2022	Change	Change
	(in thousands)
Interest income, net	$14,115	$3,926	$10,189	260%

Interest income, net increased by $10.2 million, or 260%, to $14.1 million for the nine months ended September 30, 2023, from $3.9 million for the nine months ended September 30, 2022. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments due to higher interest rates.

Liquidity and Capital Resources

As of September 30, 2023, we had cash, cash equivalents and available-for-sale securities of $485.1 million. Excluded from our available liquidity is $2.4 million of restricted cash, which is recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of September 30, 2023, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of September 30, 2023, we had an accumulated deficit of $310.2 million. During the nine months ended September 30, 2023, we incurred net losses of $115.9 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our primary uses of cash and investments are to fund our operations as we continue to grow our business. We require a significant amount of cash for expenditures as we invest in ongoing research and development and commercialization of our products. Until such time as we can generate significant revenue from commercializing our quantum computing technology, if ever, we expect to finance our liquidity needs through our cash, cash equivalents and investments, as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. High interest and inflation rates present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our quantum computing technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.”

Other than operating expenses and our continued investment in our quantum computers, cash requirements for fiscal year 2023 are expected to consist primarily of capital expenditures for corporate facilities.

Our material cash requirements as of September 30, 2023, include operating lease commitments, including the lease of our headquarters in College Park, Maryland and our manufacturing, research and development and general office space in Bothell, Washington. As of September 30, 2023, we have total operating lease obligations of $15.7 million, with $1.5 million payable within 12 months.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(52,181)	$(29,785)
Net cash provided by (used in) investing activities	44,580	(314,207)
Net cash provided by financing activities	784	2,165

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

Net cash used in operating activities during the nine months ended September 30, 2023, was $52.2 million, resulting primarily from a net loss of $115.9 million, adjusted for non-cash activity, primarily related to the loss recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities, increased compensation costs as a result of hiring personnel and increased costs incurred as a public company.

Net cash used in operating activities during the nine months ended September 30, 2022, was $29.8 million, resulting primarily from a net loss of $29.9 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants offset by stock-based compensation and other working capital activities.

Cash flows from investing activities

Net cash provided by investing activities during the nine months ended September 30, 2023, was $44.6 million, primarily resulting from maturities of available-for-sale securities of $285.7 million, offset by purchases of available-for-sale securities of $230.4 million, additions of $6.5 million to property and equipment primarily related to the development of our quantum computing systems, and additions of $3.1 million related to capitalized software development costs.

Net cash used in investing activities during the nine months ended September 30, 2022, was $314.2 million, primarily resulting from purchases of available-for-sale securities of $488.9 million and additions of $8.4 million to property and equipment primarily related to the development of our quantum computing systems, offset by cash received from maturities of available-for-sale investments of $185.2 million.

Cash flows from financing activities

Net cash provided by financing activities during the nine months ended September 30, 2023, was $0.8 million, primarily resulting from proceeds from stock options exercised.

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

As a result of the market value of the Company's common stock held by non-affiliates as of June 30, 2023, exceeding $700.0 million, we will be a large accelerated filer under the Exchange Act as of December 31, 2023, and will no longer qualify as an emerging growth company. The Company was also a smaller reporting company as defined in the Exchange Act until June 30, 2023. However, we may continue to use the scaled disclosures permitted for a smaller reporting company through our annual report on Form 10-K for the fiscal year ended December 31, 2023 and must begin providing non-scaled larger company disclosure in our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2024).

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 29, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. IonQ’s response to the plaintiffs’ motion will be due on November 9, 2023 and the plaintiffs reply will be due on November 27, 2023. Both the IonQ Defendants and Additional Defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously.

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

•
We are highly dependent on our key employees who have specialized knowledge, and our ability to attract and retain senior management and other key employees is critical to our success.
•
We may not be able to accurately estimate the future supply and demand for our quantum computers, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue.
•
Much of our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations, acquisitions, or other means, our revenue may decrease substantially.
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
•
Government actions and regulations, such as tariffs and trade protection measures, may adversely impact out business, including our ability to obtain products from our suppliers.
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

We have historically experienced net losses from operations. For the nine months ended September 30, 2023, we incurred a loss from operations of $103.3 million. As of September 30, 2023, we had an accumulated deficit of $310.2 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers, which is not expected to occur until 2025, at the earliest, and may occur later, or never. Even with significant production, such production may never become profitable.

We expect the rate at which we will incur operating losses to be significantly higher in future periods as we, among other things, continue to incur significant expenses in connection with the design, development and construction of our quantum computers, and as we expand our research and development activities, invest in manufacturing capabilities, build up inventories of components for our quantum computers, increase our sales and marketing activities, develop our distribution infrastructure, and increase our general and administrative functions to support our growing operations and costs of being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material adverse effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We have and we may be required to continue expand our employee base and hire additional employees to support our operations as a public company, which will continue to increase our operating costs in future periods.

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

Unfavorable changes in any of these or other factors, many of which are beyond our control, could materially and adversely affect our business, financial condition and results of operations.

We may need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.

Our business and our future plans for expansion are capital-intensive and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to our stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as high inflation and interest rates, could limit our access to capital markets and increase our costs of borrowing. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed may make it more difficult for us to operate our business or implement our growth plans.

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

We compete based on various factors, including technology, price, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices. In addition, many countries are focused on developing quantum computing solutions either in the private or public sector and may subsidize quantum computers, which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

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

We currently offer our QCaaS on public clouds provided by AWS’s Amazon Braket, Microsoft’s Azure Quantum, and the Google Cloud Marketplace. The companies that own these public clouds have internal quantum computing efforts that are competitive to our technology. There is risk that one or more of these public cloud providers could use their respective control of their public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us with unfavorable pricing, leverage their public cloud customer relationships to exclude us from opportunities, and treat us and our end users differently with respect to terms and conditions or regulatory requirements than they would treat their similarly situated customers. Further, they have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

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

Our projections are dependent on the cost per qubit decreasing over the next several years as our quantum computers advance. These cost projections are based on economies of scale due to demand for our computer systems, technological innovation and negotiations with third-party parts suppliers. If these cost savings do not materialize, the cost per qubit may be higher than projected, making our quantum computing solution less competitive than those produced by our competitors, which could have a material adverse effect on our business, financial condition or results of operations.

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

In earlier stages of our life cycle, we were highly dependent on our key employees, including our founders. As we are evolving from being a science company to an engineering company, our ability to attract and retain senior management and other key employees, such as quantum physicists and other key technical employees, is critical to our success. If we fail to retain talented, highly-qualified senior management, engineers and other key employees or attract them when needed, such failure could negatively impact our business.

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel, including our employees who have specialized knowledge. As we build our brand and become more well known, there is increased risk that competitors or other companies may seek to hire our personnel. The loss of the services provided by these individuals could adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of one of our key employees, particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in engineering, software development and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum computing systems. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum computing technologies, the commercialization of our quantum computing technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, in this competitive environment, we may experience delays in the development of our quantum computing technologies and be otherwise unable to develop and grow our business as projected, or even at all.

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

Much of our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations or acquisitions, our revenue may decrease substantially.

We have a high degree of revenue concentration, and we expect to continue to experience significant revenue concentration for the foreseeable future. Our customers’ demand for our products may fluctuate due to factors beyond our control. A disruption in our relationship with any of our customers could adversely affect our business. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers, or any significant reduction in orders from customers could have a material adverse effect on our operating results and financial condition.

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

We also must comply with both local and international laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. For example, in 2021, the U.S. House of Representatives introduced the Quantum Cybersecurity Preparedness Act, signaling fresh focus on the need for U.S. investment in quantum computing—both to protect against quantum-powered attacks from foreign actors and to develop quantum computing strength on the domestic front. In May 2022, the Biden administration announced directives to support U.S. leadership in quantum computing, and in September 2022, the National Security Administration (NSA) shared guidance on the importance of cybersecurity readiness against would-be adversaries developing quantum systems. In September 2023, the U.S. Department of Defense increased its funding for the CHIPS Act, which will directly advance U.S. technology in many areas, including quantum. Any changes to government regulations as a result of this demonstrated focus on quantum computing could affect our ability to enter into, or the profitability of, contracts with government entities.

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
•
budgetary constraints, including automatic reductions as a result of “sequestration,” operating under continuing resolutions, disruptions from government shutdowns, or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;
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

Our results of operations may vary based on the impact of changes in our industry or the global economy on the company or our customers and potential customers. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets and any future public health crises could result in similar impacts on the global economy. Similarly, the Russia-Ukraine war has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets, and further acts of war, terror, or responses to each could result in similar or increased impacts on the global economy. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth, increased demand for business services, increased competition for trained and talented employees, among other wage-inflationary pressures and we cannot assure that they will not continue to rise. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our platform and the development of quantum technologies. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

In addition, in challenging economic times, our current or potential future customers may experience cash flow problems and as a result may modify, delay or cancel plans to purchase our products and services. Additionally, if our customers are not successful in generating sufficient revenue or are unable to secure financing, they may not be able to pay, or may delay payment of, accounts receivable due to us. Moreover, our key suppliers may reduce their output or become insolvent, thereby adversely impacting our ability to manufacture our products. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, location, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Government actions and regulations, such as tariffs and trade protection measures, may adversely impact our business, including our ability to obtain products from our suppliers.

Political challenges between the United States and countries in which our suppliers are located, including China, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues could adversely impact our business. Specifically, United States-China trade relations remain uncertain. The United States administration has announced tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide items, and in certain cases services, to these entities and, in some cases, receive items or services from these entities. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. In addition, the Chinese government exercises significant control over China’s economy through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese suppliers, which could harm our business through higher supply costs, reduced availability or both.

Also, due to concerns with the security of products and services from certain telecommunications equipment and services companies based in China, U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). Further, the Chinese government has responded to these U.S. actions by indicating its intention to develop an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese counterparties.

In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act ("UFLPA") became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and would therefore not be entitled to entry at any U.S. port. Importers are required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source items from the XUAR or from listed parties, and we have increased our supply chain diligence, there is risk that our ability to import components and products may be adversely affected by the UFLPA.

Given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. government or Chinese and other foreign governments will act with respect to tariffs and international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly or if we are unable to export or sell our products to any of our customers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers in U.S. dollars, historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses for our non-U.S. employees in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. We may attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity, and exposure. Any future hedging activities may not offset the full, or in same cases any, adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition and results of operations.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 29, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. IonQ’s response to the plaintiffs’ motion will be due on November 9, 2023 and the plaintiffs reply will be due on November 27, 2023. Both the IonQ Defendants and Additional Defendants believe that the allegations in the complaints are without merit and intend to defend the matters vigorously.

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

We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our products. In particular, our quantum computing technology is dependent on our license agreement with University of Maryland and Duke University, or the Universities. Significant intellectual property developed by our co-founders, Jungsang Kim, our Chief Technology Officer, and Christopher Monroe, our Chief Scientist, has been and is required to be assigned to the Universities as a result of Dr. Kim and Dr. Monroe’s employment by the Universities, and certain such intellectual property is licensed pursuant to the license agreement with the Universities. Pursuant to the license agreement with the universities, we were granted an exclusive, worldwide, royalty-free, sublicenseable license for certain patents, know-how (on a non-exclusive basis) and other intellectual property to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which includes the application of the licensed intellectual property in ion trap quantum computing.

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

Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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
•
the impact of any future bank failures, public health crises or geopolitical events such as the Russia-Ukraine war or Israel-Hamas war; and
•
the impact of any of the foregoing on our management, employees, partners, customers, and operating results.

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

We have historically and may continue to, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this filing and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty, such as the current global economic uncertainty being experienced. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. There can be no assurance that we will continue to issue public guidance in the future.

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
•
the loss of strategic relationships or existing contracts with any customer;
•
lengthy customer sales cycle, leading to difficulty in forecasting the timing of purchasing decisions;
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

We will no longer qualify as an emerging growth company as of December 31, 2023 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies.

As a result of the market value of our common stock held by non-affiliates as of June 30, 2023 (the last day of our second quarter) exceeding $700.0 million, we will be classified as a “large accelerated filer” under the Exchange Act as of December 31, 2023, and will no longer qualify as an “emerging growth company.” The Company was also a smaller reporting company as defined in the Exchange Act until June 30, 2023. However, we may continue to use the scaled disclosures permitted for a smaller reporting company through our annual report on Form 10-K for the fiscal year ended December 31, 2023 and must begin providing non-scaled larger company disclosure in our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2024).

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

As of September 30, 2023, we had warrants outstanding to purchase an aggregate of 13,531,767 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 28,294,742 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•
existing stockholders’ proportionate ownership interest in us will decrease;
•
the amount of cash available per share, including for payment of dividends, if any, may decrease;
•
the relative voting strength of each previously outstanding share of common stock may be diminished; and
•
the market price of our common stock may decline.

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
•
restrictions on business combinations with an interested stockholder;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Amended and Restated Bylaws

On November 3, 2023, the Board approved IonQ’s Amended and Restated Bylaws (the “Amended Bylaws”), effective November 3, 2023. The Amended Bylaws incorporate certain amendments to align the Amended Bylaws with changes to the Delaware General Corporation Law and the laws of the state of Delaware and make certain other changes, including:

•
provisions relating to delivery of notices and communications regarding adjourned stockholder meetings;
•
updating the requirement that the stock list be produced at stockholder meetings; and
•
updates relating to provision of flexibility related to the use of electronic means of communication for giving notice.

The Amended Bylaws also incorporate certain other amendments, including:

•
updates to increase flexibility and otherwise improve corporate governance, including clarifying the default voting standards for actions at stockholder meetings, explicitly authorizing the use of board subcommittees, revising procedures for designating the chairperson of stockholder meetings and amending officer appointment provisions to allow greater flexibility to delegate appointment authority;
•
updating and reorganizing of the Amended Bylaws’ advance notice provisions to bring the bylaws in line with current best practices and address Rule 14a-19’s “universal proxy” rules; and
•
making certain other clarifying, conforming and ministerial changes.

The foregoing description of the Amended Bylaws does not purport to be a complete description of the Amended Bylaws and is qualified in its entirety by reference to the full text of the Amended Bylaws filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits.

(a) Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit	Description Form		File Number	Exhibit	Filing Date

2.1+	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc.	8-K	001-39694	2.1	March 8, 2021

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.	8-K	001-39694	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.

10.1+	Separation Agreement between IonQ, Inc. and Laurie Babinski dated September 8, 2023 and executed September 11, 2023

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

IonQ, Inc.

Date: November 9, 2023	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)