Form 10-K
period 2023-12-31
IonQ, Inc.
filed 2024-02-28
CIK 1824920

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $13.53, per share of the Registrant’s common stock on the New York Stock Exchange on June 30, 2023, was $2.3 billion. This calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of registrant’s common stock outstanding as of February 21, 2024 was 208,229,519.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended.

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

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website at investors.ionq.com, press releases, filings with the U.S. Securities and Exchange Commission (“SEC”) and public conference calls and webcasts. We also use IonQ’s blog and the following social media channels as a means of disclosing information about the Company, our products and services, our planned financials and other announcements and attendance at upcoming investor and industry conferences, and other matters. This is in compliance with our disclosure obligations under Regulation FD:

•
IonQ Company Blog (https://ionq.com/blog)
•
IonQ LinkedIn Page (https://www.linkedin.com/company/ionq.co)
•
IonQ X (Twitter) Account (https://twitter.com/ionq_inc)
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
•
our ability to adapt to changes in customer preferences, perception and spending habits and develop and expand our product offerings and gain market acceptance of our products, including in new geographies;
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
•
the impact of public health crises, or geopolitical tensions, in and around Ukraine, Israel and other areas of the world, on our business and the actions we may take in response thereto;
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

GLOSSARY OF SELECTED TERMINOLOGY

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the following terms have the respective meaning as defined below:

Algorithmic Qubit: A metric describing the number of “useful” qubits in a system, considering noise, connectivity limitations, and other sources of error.

Barium: A silvery rare-earth metal, atomic number 56, that can be used as a qubit for quantum computing. IonQ has recently started exploring barium as an alternative qubit species because its slightly more complex structure offers higher fundamental gate and readout fidelities when controlled correctly, and because it primarily interacts with light in the visible spectrum, allowing additional opportunities for standard fiber optic technologies in parts of the system.

Classical Computer: A computer that stores and calculates information using classical mechanics: information is stored as a 0 or a 1, in a transistor.

Coherence Time: A measurement of the “lifetime” of a qubit, coherence time measures how long a qubit can maintain coherent phase, which allows it to successfully retain quantum information and behave in the ways necessary for it to be part of a useful computation.

Entanglement: A property of quantum mechanics where two particles, even when physically separated, behave in ways conditionally dependent on each other.

Error-Corrected Qubit: Groups of physical qubits that are logically combined using techniques called error correction encoding with the goal of having them act together as one much higher-quality qubit for computational purposes.

Fault Tolerance: A system’s ability to accommodate errors in its operation without losing the information it is processing and/or storing.

Gate Fidelity/Error Rate: A measure of how much noise (or error) is introduced in each operation during a quantum algorithm.

Ion Trap: An apparatus that holds ions in place, ready for computation, in a trapped-ion quantum computer.

Measurement: The process at the end of a quantum computation where the exponentially large computational space available during computation collapses down to a binary string in order to produce readable results.

Multi-Core QPU: A single quantum processor that has multiple quantum compute zones that can compute in parallel and be entangled via moving and recombining ion chains.

Noise: For quantum computers to compute correctly, they must be isolated from the environment around them. Any interaction with the environment, or imperfection in the control systems that perform gates, introduces noise. As noise accumulates, the overall likelihood that an algorithm will produce a successful answer goes down. With too much noise, a quantum computer is no longer useful at all.

Photonic Interconnect: A connection between two qubits using photons, typically via a fiber optic cable. A photonic interconnect is used to remotely connect two qubits.

Physical Qubit: The hardware implementation of a qubit in a quantum computer.

Quantum Algorithm: A series of quantum logic gates that together solve a specific problem.

Quantum Bit (Qubit): The quantum equivalent of bits in classical computing, able to exist in a superposition of states and be entangled with other qubits.

Quantum Circuit: A collection of quantum logic gates to be run in a specific order on a given set of qubits.

Quantum Logic Gate(s): Gates used to manipulate the state of qubits, including putting them in superposition states and creating entanglement.

Quantum Processing Unit (QPU): A complete system made up of physical qubits and the apparatus for controlling them.

Superconducting Qubit: A qubit implementation that uses specialized silicon-fabricated chips at ultracold temperatures.

Synthetic (Fabricated) Qubit: A qubit that uses an engineered or “manufactured” quantum system, rather than a naturally occurring one. Examples of synthetic (fabricated) qubits include superconducting transmon qubits and semiconductor quantum dot qubits.

Trapped Ion Qubit: A qubit implementation using charged atomic particles (ions) suspended in vacuum and manipulated with lasers.

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

Today, we sell specialized quantum computing hardware together with related maintenance and support. We also sell access to several quantum computers of various qubit capacities and are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available via three major cloud platforms, Amazon Web Services’ (“AWS”) Amazon Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace, and also to select customers via our own cloud service. This cloud-based approach enables the broad availability of quantum-computing-as-a-service (“QCaaS”).

We supplement our offerings with professional services focused on assisting our customers in applying quantum computing to their businesses. We also expect to sell full quantum computing systems to customers, either over the cloud or for local access.

We are still in the early stages of commercial growth. Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $157.8 million and $48.5 million for the years ended December 31, 2023 and 2022, respectively, and we expect to continue to incur significant losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $352.1 million. We expect to continue to incur losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

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

Our Strategy

Our mission is to be the leading quantum computing company enabling the new era of quantum computing. We intend to fulfill our mission by:

•
Leveraging Our Technology. We believe that our technology offers substantial technological advantages compared to other competing quantum computing systems. We intend to build upon our technological lead by leveraging our world-class team of leaders and engineers who are pioneers in quantum computing, with proven track records in innovation and technical leadership. To date, we have developed and assembled nine generations of quantum computer prototypes and systems, have constructed quantum operating systems and software tools, and have worked with leading cloud vendors, quantum programming languages and quantum software development kits (“SDKs”).
•
Selling Direct Access to Quantum Computers. We sell specialized quantum computing hardware to select customers, complemented by access to quantum experts and algorithm development capabilities. We intend to sell direct access to the quantum computers we manufacture, with units offered on a whole system or usage basis. We believe that by offering direct access to quantum computing, supplemented by our professional services, we can assist select customers in deepening their application of quantum solutions.
•
Offering QCaaS. We provide QCaaS, complemented by access to quantum experts and algorithm development capabilities. We manufacture, own and operate quantum computers. Our quantum computing solution is currently delivered via AWS’s Amazon Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace. We believe that by offering QCaaS, we can accelerate the adoption of our quantum computing solutions, while efficiently promoting quantum computing across our partner ecosystems.
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

Quantum Algorithms for Optimization

Optimization problems have enormous economic significance in many industries, and they often cannot be solved with classical computers due to their daunting complexity. Quantum algorithms are naturally suited for problems in which an exponential number of possibilities must be considered before an optimized output can be identified. It is widely believed that quantum computers will be able to arrive at a better approximate optimization solution than classical computers can, and with reduced computational cost and time. One method of quantum optimization is a hybrid method called the Quantum Approximate Optimization Algorithm, in which layers of quantum computations are executed within circuit parameters optimized using classical high-performance computers. Because optimization issues bedevil so many complicated processes in industries ranging from logistics to pharmaceutical drug design to climate modeling, the application of quantum algorithms to optimization problems could have far-reaching impacts on society.

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

In addition to increasing the number of qubits per QPU, we believe we have identified, and we are currently developing, the technology needed to connect qubits between trapped ion QPUs, which may be commercially viable in the future. This technology, known as a photonic interconnect, uses light particles to communicate between qubits while keeping information stored stably on either end of the interconnect. The basic protocol for this photonic interconnect between ion traps in two different vacuum chambers was first realized in 2007. We believe this protocol can be combined with all-optical switching technology to enable multi-QPU quantum computers at large scale. We at IonQ have assembled a team with deep expertise in photonics and are designing Photonic Interconnects that will enable our systems to compute with entangled qubits spanning multiple QPUs. We believe this can open up the possibility of scaling quantum computers indefinitely, similar to how high-performance computers and data centers have been scaled.

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

Quantum Error Correction

A key milestone in building larger quantum computers is achieving fault-tolerant quantum error-correction. In quantum error-correction, individual physical qubits prone to errors are combined to form an error-corrected qubit (sometimes referred to as a logical qubit) with a much lower error rate. Determining how many physical qubits are needed to form a more reliable logical qubit (the resource “overhead”) depends on both the error rate of the physical qubits and the specific error-correcting codes used. In 2020, a team of researchers at the University of Maryland, including some current IonQ employees, demonstrated the first fault-tolerant error-corrected qubit using 13 trapped ion qubits. With our unique architecture, we believe quantum error-correction can be completely coded in software, allowing varying levels and depths of quantum error-correction to be deployed as needed. Because the ion qubits feature very low idle and native error rates and are highly connected, we expect the error-correction overhead to be about 16:1 to achieve the first useful quantum applications. This contrasts with other approaches, for which we estimate the overhead to be in the range of 1,000:1 to 100,000:1.

We believe our architectural decisions will make our systems uniquely capable of achieving scale. We have published a roadmap for scaling to larger quantum computing systems, with concrete technological innovations designed to significantly improve the performance of the systems. For example, in 2022, we announced that through our partnership with the U.S. Department of Energy’s Pacific Northwest National Laboratory (“PNNL”), we were able to shrink the barium source material down to a microscopic scale. We believe this is significant because it will allow us to reduce the size of core system components, an important step in the creation of quantum computers small enough to be networked together. However, meeting future milestones included in our roadmap is not guaranteed and is dependent on various technological advancements, which could take longer than expected to realize or turn out to be impossible to achieve. We believe that, with engineering advancements and firsts yet to be achieved, our quantum computers will become increasingly compact and transportable, opening up future applications of quantum computing at the edge.

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

We are targeting a Modular Architecture, Designed to Scale, resulting in Smaller Systems and Cheaper Compute Power for Each Generation

The scaling of classical computer technology, which unlocked continuously growing markets over many decades, was driven by exponential growth in computational power coupled with exponential reduction in the cost of computational power for each generation (Moore’s law). The key economic driver permitting the expansion of digital computer applications to new segments of the market was this very phenomenon of capability doubling in each generation with costs rising only modestly. We believe the scaling of quantum computing may follow a similar trajectory: as the #AQ available in each generation scales, the per-AQ cost is also reduced and enables true scaling of quantum computers. Our systems have benefited from years of architectural focus on scalability that addresses both #AQ and per-AQ cost and, as such, we believe that if we are able to successfully solve remaining scalability challenges, these systems may become increasingly powerful and accessible in tandem.

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

Our Business Model

Quantum Computing and the Compute Access Model

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

We envision providing quantum computing services, complemented by access to quantum experts and algorithm development capabilities, to solve some of the most challenging issues facing corporations, governments and other large-scale entities today. We intend to manufacture, own and operate quantum computers, with compute units being offered to potential customers through system hardware sales and on a QCaaS basis.

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

Development Phase: This first stage focuses on quantum algorithm development and we expect it to involve deep partnerships between us and our customers to lay the groundwork for applying quantum solutions to the customer’s industry. We also anticipate uneven revenue for this period given that the quantum computing market is still nascent. We expect the development phase for each market to be characterized by the following go-to-market channels:

•
Co-development of quantum applications with strategic partners. We intend to form long-term partnerships with select industry-leading companies (aligned with our technology roadmap) to co-develop end-to-end solutions for the partner and to provide an early-adopter advantage to the partner in their industry. IonQ has announced co-development agreements with Hyundai Motor Company to pursue solutions for battery chemistry and with ZapataAI and the US Defense Advanced Research Projects Agency (DARPA), to help establish the next generation of benchmarking for quantum computers.
•
Preferred compute agreements with clients. We expect our preferred offerings to give the customer’s application engineers direct access to our cutting-edge quantum systems, as well as technical support to pursue their solution development.
•
Dedicated hardware. We sell certain specialized quantum computing hardware to select customers. We also anticipate manufacturing and selling complete quantum systems for dedicated use by a single customer, to be hosted on premises by the customer or remotely by us.
•
Cloud access to quantum computing. Our current and future cloud partnerships with AWS’s Amazon Braket, Microsoft’s Azure Quantum, Google’s Cloud Marketplace and other cloud providers are designed and will continue to be designed to make access to quantum computing hardware available to a broader community of quantum programmers.

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

We expect the technical complexity of the solutions required for quantum algorithms to address how each application area will impact the timing of that market’s inflection point and transition from the development phase to the application phase. During the NISQ computing era, we expect quantum machine learning to be the first solution to transition into broadly available applications. Additional markets taking advantage of quantum material science research and optimization speed-ups may come online next if broad-scale quantum advantage becomes accessible. If our quantum computers achieve full-scale fault tolerance, a diverse array of industries, ranging from quantum chemistry to deeper optimization, may be able to be transitioned to the application phase.

Customers and Prospects

Quantum Computing Systems and Hardware

We sell certain specialized quantum computing hardware to select customers. We are also engaged with certain prospects who are interested in purchasing partial or entire quantum computing systems, either over the cloud or for local access.

Direct Access Customers

By directly integrating with us, customers can reserve dedicated execution windows, receive concierge-level application development support, gain early access to next-generation hardware, or host their own quantum computer. Such access is currently limited to a select group of end-users.

We expect our standard offerings will include additional bundled value-add services in exchange for an annual commitment, such as reserved system time, consultations with solution scientists, and other application and integration support.

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

Agreements with the University of Maryland and Duke University

Exclusive License Agreement

In July 2016, we entered into a license agreement with the University of Maryland ("UMD") and Duke University (“Duke”), which was subsequently amended in September 2017, October 2017, October 2018, February 2021, April 2021, September 2021, and January 2023 (as amended, the “License Agreement”), under which we obtained a worldwide, royalty-free, sublicensable license under certain patents, know-how and other intellectual property to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which includes the application of the licensed intellectual property in ion trap quantum computing. The License Agreement provides an exclusive license under the Universities’ interest in all patents (and non-exclusive for other types of intellectual property), subject to certain governmental rights and retained rights by the Universities and other non-profit institutions to use and practice the licensed patents and technology for internal research and other non-profit purposes. We also entered into an exclusive option agreement (“Option Agreement”) with each of the Universities in 2016 whereby we have the right to exclusively license additional intellectual property developed by the Universities by exercising an annual option and issuing a certain number of common shares to each of Duke and UMD.

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

We may terminate the License Agreement at any time for any reason with at least 90 days’ written notice to UMD. UMD and Duke may terminate the License Agreement if we enter into an insolvency-related event or in the event of our material breach of the agreement or other specified obligations therein, in each case, that remains uncured for 90 days after the date that it is provided with written notice of such breach by either university.

In consideration for the rights granted to us under the License Agreement, we issued UMD and Duke shares of our common stock. Pursuant to Duke’s policy, Jungsang Kim, our Chief Technology Officer and Director, may receive remuneration from Duke relating to any stock we have issued to Duke.

Option Agreement with Duke University

In July 2016, we entered into an option agreement with Duke, which was subsequently amended in December 2020 and March 2021 (as amended, the “Duke Option Agreement”), under which it obtained the right to add Duke's interests in certain patents or other intellectual property to the License Agreement, including if they were developed by Jungsang Kim, Christopher Monroe or Kenneth Brown, a professor at Duke, or by individuals under their respective supervision and such patents or intellectual property relates to the field of quantum information processing devices. We have added patents and other intellectual property to the License Agreement through the Duke Option Agreement. Pursuant to the terms of the Duke Option Agreement, we issued Duke shares of common stock, including shares of common stock issued pursuant to the amendment of the Duke Option Agreement. The Duke Option Agreement terminates in July 2026.

Lease with the University of Maryland

In March 2020, we entered into an amended and restated office lease with UMD for the lease of our corporate headquarters and our research and development and manufacturing facility. This lease expires on December 31, 2030. We may terminate this lease with not less than 120 days written notice beginning in year six. Any early termination will result in a termination fee ranging from $2.5 million in year six to $0.5 million in year ten, with each year subject to a reduction of $0.5 million. Annual base rent starts at $0.7 million and increases approximately 3.0% each subsequent year.

Contracts with the University of Maryland

In September 2021, we entered into a contract with UMD to provide certain quantum computing services and facility access (the “UMD Quantum Agreement”) related to the National Quantum Lab at UMD in exchange for payments totaling $14.0 million over three years. Over the term of the contract, we estimate that we will make payments to UMD of approximately $1.4 million, including a contribution of $1.0 million to establish the IonQ Endowed Professorship in the College of Computer, Mathematical and Natural Sciences at UMD. The pledge and other estimated payments to UMD will not be an exchange for distinct goods or services under the provisions of ASC 606 and therefore are considered a reduction of the transaction price for the UMD Quantum Agreement. The transaction price is currently estimated at $12.6 million, reflecting this reduction.

In July 2022, we entered into an agreement to provide customized quantum computing hardware to UMD for a transaction price of $0.7 million.

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

Lastly, there are alternative approaches to quantum computing being pursued by other private companies as well as the research departments at major universities or educational institutions. For example, D-Wave computing produces quantum annealers, a separate form of computing technology that hopes to tackle a class of problems with some overlap to those solved by quantum computing. Another example is QuEra, which hopes to use neutral rubidium atom arrays to build quantum computers.

Intellectual Property

We rely on a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. Unpatented research, development, know-how and engineering skills make an important contribution to our business. We pursue patent protection only when it is consistent with our overall strategy for safeguarding intellectual property.

In addition, we seek to protect our intellectual property rights through non-disclosure and invention assignment agreements with our employees and consultants and through non-disclosure agreements with business partners and other third parties. We have accumulated a broad patent portfolio, both owned and exclusively licensed, across a range of technological fronts that relate to our systems and will continue to protect our inventions in the United States and other countries. Our patent portfolio is deepest in the area of devices, methods and algorithms for controlling and manipulating trapped ions for quantum computing. Our trade secrets primarily cover the design, configuration, operation and testing of our trapped-ion quantum computers.

As of February 1, 2024, we own or license, on an exclusive basis, 82 issued U.S. patents and 185 pending or allowed U.S. patent applications, 21 issued foreign patents and 137 pending or allowed foreign patent applications, 8 registered U.S. trademarks and 14 pending U.S. trademark applications, and 22 registered international trademarks and 2 pending international trademark applications. Our issued patents expire between 2029 and 2041.

Human Capital Management

Our employees are critical to our success. As of December 31, 2023, we had a 324 person-strong team of quantum hardware and software developers, engineers, and general and administrative staff. Approximately 38% of our full-time employees are based in the greater Washington, D.C. metropolitan area and approximately 26% of our full-time employees are based in the greater Seattle, WA metropolitan area. We also engage a small number of consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions, and more than half of our research and development employees hold advanced engineering and scientific degrees, including many from the world’s top universities.

To date, we have not experienced any work stoppages and maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

Corporate Information

IonQ, formerly known as dMY Technology Group, Inc. III (“dMY”) was incorporated in the state of Delaware in September 2020, and formed as a special purpose acquisition company. Our wholly owned subsidiary, IonQ Quantum, Inc. (formerly known as IonQ, Inc., and referred to as “Legacy IonQ” herein), was incorporated in the state of Delaware in September 2015.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties described above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
•
We have experienced in the past, and could also suffer disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our private cloud, our research and development activities, our testbeds, our facilities, or with the public cloud, internet, and other infrastructure on which they rely.
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
•
If our information technology systems, data, or physical facilities, or those of third parties upon which we rely, are or were compromised, we could experience adverse business consequences resulting from such compromise.
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

As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of algorithmic qubits. As a result, our scalable business model has not been formed and it is possible that neither our December 2020 forward-looking technical roadmap nor our latest technical roadmap will be realized as quickly as expected, or even at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase until more powerful, scalable computers are produced, which requires a number of technological advancements that may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our service offerings, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

We have historically experienced net losses from operations. For the year ended December 31, 2023, we incurred a loss from operations of $157.8 million. As of December 31, 2023, we had an accumulated deficit of $352.1 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers. Even with significant production, such production may never become profitable.

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

If commercial production of our quantum computers commences, our products may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair, recalls and design changes. Our quantum computers are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our products. There can be no assurance that we will be able to detect and fix any defects in our quantum computers prior to the sale to potential customers. If our products fail to perform as expected, customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. We have and we may be required to continue to expand our employee base and hire additional employees to support our operations as a public company, which will continue to increase our operating costs in future periods.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Market opportunity estimates and growth forecasts, including those we have generated, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. In addition, alternatives to quantum computing may present themselves, which could substantially reduce the market for quantum computing services. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with quantum computing solutions.

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

•
our ability to manage our growth;
•
our ability to expand our sales into international markets;
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

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of approximately $143.4 million and $95.7 million, respectively.

Our net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with our Business Combination with dMY or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our Business Combination with dMY or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
•
it could prove more challenging and take materially longer than expected to operate gates within a single ion trap with higher throughput while maintaining gate fidelity;
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

The markets in which we operate are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include (among others):

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

We have experienced in the past, and could also suffer future disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our private cloud, our research and development activities, our testbeds, our facilities, or with the public cloud, internet, and other infrastructure on which they rely.

Our business depends on our quantum computing systems to be available. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud, internet, private data center providers, and other infrastructure like utility power, water supply, air conditioning, air compression, and other inputs on which our systems and their supporting services rely. These problems can be caused by a variety of factors, including software or firmware updates, vulnerabilities and defects in proprietary software and open-source software, hardware components, human error or misconduct, capacity constraints, design limitations, denial of service attacks or other security-related incidents, foreign objects or debris, weather, construction, supply chain events, or accidents and other force majeure. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

Any disruptions, outages, defects and other performance and quality problems with our quantum computing systems or with the public cloud, internet, and other infrastructure on which they rely, could result in reduced use of our systems, increased expenses, including service credit obligations, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We depreciate the cost of our quantum computing systems over their expected useful lives. However, product cycles or quantum computing systems may change periodically due to changes in innovation in the industry, and we may decide to update our products or production processes more quickly than expected, resulting in obsolescence of all or part of our quantum computing systems prior to the end of the previously expected useful life. Moreover, we may need to alter the way in which we deliver our products due to changes in engineering and production expertise and efficiency.

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

In addition, our growth and future demand for our products is highly dependent upon the adoption by developers and customers of quantum computers, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing companies could limit market acceptance of our solution. Negative publicity concerning our solution or the quantum computing industry as a whole could limit market acceptance of our solution. We believe quantum computing will solve many large-scale problems. However, such problems may never be solvable by quantum computing technology. If our clients and partners do not perceive the benefits of our solution, or if our solution does not drive customer engagement, then our market may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would harm or even eliminate revenues in the period before quantum advantage.

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
•
any reductions or interruption in supply, including disruptions on our global supply chain as a result of the global chip shortage, geopolitical tensions in and around Ukraine, Israel and other areas of the world and any indirect effects thereof;
•
financial problems of either manufacturers or component suppliers;
•
intentional sabotage by a malicious actor or actors;
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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is very little historical basis for making judgments on the demand for our quantum computers or our ability to develop, manufacture, and deliver quantum computers, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum computers and related compute time to our potential customers could be delayed. Additionally, if we fail to accurately forecast customer demand, we may experience an excess or obsolescence of materials and supplies. Excess or obsolete materials and supplies may result in write-downs or write-offs. Our inability to effectively manage our forecasted supply and demand and on hand materials and supplies could adversely impact our results of operations and financial condition, and could result in loss of revenue, increased costs, or delays that could adversely impact customer success.

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

Programming for quantum computing requires unique tools, software, hardware, and development environments. We have focused our efforts on creating quantum computing hardware, the system control platform for such hardware and a suite of low-level software programs that optimize execution of quantum algorithms on our hardware. Further up the software stack, we rely on third parties to create and advance higher level quantum programming languages, SDKs, and application libraries. Such third-party software and programming is essential to operating our quantum computing products and services. Our quantum computing solutions are designed today to be compatible with most major quantum SDKs, including Qiskit, Cirq, Q# QDK, and OpenQASM, all of which are open source. If a proprietary (not open source) software toolset became the standard for quantum application development in the future by a competitor, usage of our hardware might be limited as a result, which would have a negative impact on us. Similarly, if a piece of hardware or other quantum tool became a necessary component for quantum computing (for instance, quantum networking) and we cannot integrate with it (as we have thus far), the result might have a negative impact on us and our anticipated growth.

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

We have entered into, and may enter into, contracts, partnerships and other arrangements with customers to develop, test and run quantum algorithms specific to their business. The success of these contracts and partnerships is dependent on our customer’s ability to identify, implement, and realize useful and scalable algorithms for their portfolio at a speed commensurate with the pace of hardware, software, and technological development. These arrangements are also dependent on the availability of time and resources to develop and optimize these algorithms. The development and optimization of these algorithms is reliant on employing sufficient talent familiar with quantum computing, a unique skill that requires special training and education. If the market fails to train a sufficient number of engineers, researchers and other key quantum personnel, our customers may not find sufficient talent to partner with us to solve these problems. To the extent our customers are unable to effectively develop or utilize resources to advance algorithmic-use cases, our business, operating results and financial condition may be adversely impacted.

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

Our customers and potential customers include domestic and international government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies are typically under fixed fee development contracts, which involve additional risks. In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. Additionally, such government contracts may limit our ability to do business with foreign governments or prevent us from selling our products in certain countries.

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

Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from entering into contracts with us and/or purchasing our computers in the future, reduce the size or timing of payment with respect to our services to or purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.

If our information technology systems, data, or physical facilities, or those of third parties upon which we rely, are or were compromised, we could experience adverse business consequences resulting from such compromise.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Processing”) personal data and other sensitive information, including intellectual property, proprietary and confidential business data, trade secrets, sensitive third-party data, business plans, transactions, and financial information of our own, our partners, our vendors and their own supply chains, our customers, or other third parties (collectively, “Sensitive Data”).

We and the third parties upon which we rely may process Sensitive Data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats to our information technology systems, data, and physical facilities (such as those where our quantum computers are stored), including but not limited to ransomware attacks or advanced persistent threats, which could cause security incidents. Additionally, Sensitive Data could be leaked, disclosed or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative AI technologies. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain threat actors, including nation state and other malicious actors, who may steal our Sensitive Data, including our intellectual property or other proprietary or confidential information, including our trade secrets. Our employees, contractors, affiliates, and/or related parties may have already been directly targeted by nation state actors and may be so targeted in the future.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information technology systems (including in our services), but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit vulnerabilities change frequently and, are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred; and, we may not be able to anticipate or detect attacks or vulnerabilities, even after implementing these security measures. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. As a result, we may be unable to implement adequate preventative and responsive measures to stop or mitigate security breaches before or while they are occurring. Finally, incidents that may appear to be minor when assessed individually, may become material, at a later date, when considered in the aggregate.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in customer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets and any future public health crises could result in similar impacts on the global economy. Similarly, geopolitical tensions in and around Ukraine, Israel and other areas of the world have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets, and further acts of war, terror, or responses to each could result in similar or increased impacts on the global economy. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth, increased demand for business services, increased competition for trained and talented employees, among other wage-inflationary pressures and we cannot assure that they will not continue to rise. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our platform and the development of quantum technologies. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Political challenges between the United States and countries in which our suppliers are located, including China, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues could adversely impact our business. Specifically, United States-China trade relations remain uncertain. The United States administration imposes tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide items, and, in certain cases, services, to these entities and, in some cases, to receive items or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of items and service to China and other countries including end-uses related to advanced computing. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. In addition, the Chinese government exercises significant control over China’s economy through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese suppliers, which could harm our business through higher supply costs, reduced availability or both.

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

In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act ("UFLPA") became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part, in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and would therefore not be entitled to entry at any U.S. port. Importers are required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source items from the XUAR or from listed parties, and we have increased our supply chain diligence, there is risk that our ability to import components and products may be adversely affected by the UFLPA.

Given the relatively fluid regulatory environment in China and the United States and uncertainty regarding how the U.S. government or Chinese and other foreign governments will act with respect to tariffs and international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly or if we are unable to export or sell our products to any of our customers, our business, liquidity, financial condition and/or results of operations would be materially and adversely affected.

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
•
an evolving legal framework and additional legal or regulatory requirements for data privacy and cybersecurity, which may necessitate the establishment of systems to maintain data in local markets, requiring us to invest in additional data centers and network infrastructure, and the implementation of additional employee data privacy documentation (including locally compliant data privacy notices and policies), all of which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business;
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
•
increased costs involved with recruiting and retaining an expanded employee population, including highly skilled workers and leaders in the quantum computing industry, outside the United States through cash and equity-based incentive programs, and legal costs and regulatory restrictions in issuing our shares to employees outside the United States;
•
global political and regulatory changes that may lead to restrictions on immigration and travel for our employees;
•
fluctuations in exchange rates that may decrease the value of our foreign-based revenue or increase the cost of our foreign operations;
•
global public health threats or geopolitical events such as tensions in and around Ukraine, Israel and other areas of the world;
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

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers in U.S. dollars, historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our subscriptions more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses for our non-U.S. employees in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. We may attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity, and exposure. Any future hedging activities may not offset the full, or in some cases any, adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition and results of operations.

Our international operations may subject us to greater than anticipated tax liabilities.

The amount of taxes we may pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to any future intercompany arrangement or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our consolidated financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

Risks Related to Litigation and Government Regulation

Our business is exposed to risks associated with litigation, investigations and regulatory proceedings.

We may face legal, administrative and regulatory proceedings, claims, demands and/or investigations involving stockholders, customers, competition and/or other issues relating to our business. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents. For example, on January 12, 2021, dMY Technology Group, Inc. II, dMY Sponsor II, LLC, dMY, and dMY Sponsor III, LLC (“Sponsor”) accepted service of a lawsuit where they were named as counterclaim defendants in an underlying action by and between GTY Technology Holdings, Inc. (“GTY”), dMY Technology Holdings Inc., dMY Sponsor, LLC, dMY Sponsor II, LLC, dMY Technology Group Inc. II, dMY and Sponsor (collectively “dMY Defendants”) and Carter Glatt (“Glatt”) and Captains Neck Holdings LLC (“Captains Neck”), an entity of which Mr. Glatt is a member. The underlying lawsuit, filed by dMY Technology Group, Inc. and dMY Sponsor, LLC, seeks a declaratory judgment that Glatt and Captains Neck are not entitled to membership units of dMY Sponsor LLC, which was formed by Harry L. You, the co-founder and former President and Chief Financial Officer of GTY when Glatt was still working at GTY. The underlying lawsuit contains claims arising from Glatt’s termination of employment from GTY, including theft and misappropriation of confidential GTY information, breach of contract, breach of the duties of loyalty and fiduciary duty and conversion. Glatt responded to the underlying lawsuit by adding members of the Sponsor and officers of dMY as additional counterclaim defendants (collectively with the dMY Defendants Glatt and Captains Neck, the “Counterclaim Defendants”) and adding Dune Acquisition Holdings LLC, a newly formed special purpose acquisition company, as a counterclaimant and asserting claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, tortious interference with business relations, quantum meruit and unjust enrichment. dMY and the Company have never employed Glatt nor maintained any business agreements with him. The Counterclaim Defendants denied the claims against them and filed a motion to dismiss the suit. During 2023, the court dismissed the claims against dMY Technology Group, Inc. III (“dMY III”), the former legal registrant of IonQ, Inc and the case is now considered closed.

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. Both the IonQ Defendants and Additional Defendants intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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

Certain of our activities are subject to regulations relating to use of radioactive material, compliance with which may be costly, and a failure to comply with these regulations may materially and adversely affect our business.

Various atomic species are used in trapped-ion systems in academic and commercial settings, including isotopes of elemental ions. Some of these atomic isotopes are radioactive. We use certain radioactive materials in our research, development, and production activities. As a result of our utilization of radioactive material, we and some of our suppliers and distributors are subject to regulation by United States governmental authorities, such as the FDA, the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, which is intended to ensure we remain in compliance with laws governing products and activities which emit, produce, or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, marketing, and disposal of our activities and products. We are also subject to international laws and regulations that apply to the utilization of radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Although we believe that our safety procedures for handling such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result or penalized with fines, and any such liability could exceed our resources.

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

Our manufacturing process will have hazards such as, but not limited to, hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or product, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact the company brand, finances, or ability to operate.

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
•
granting the U.S. government certain rights to inventions, data, software codes and related material that we develop under government-funded contracts and subcontracts, which may permit the U.S. government to disclose or license this information to third parties, including, in some instances, our competitors;
•
requirements to fulfill government contracts assigned ratings under the Defense Priorities and Allocations System Program ahead of our commercial contracts, which could prevent us from meeting our commercial customer contracts’ requirements or schedules;
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

Our data storage and processing activities, including the establishment and operation of future quantum data centers, may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy, data sovereignty and security. Laws and regulations governing privacy, data protection and data sovereignty are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties that may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our current practices do not comply.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar events); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; interruptions or stoppages in our business operations or data collection; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Our products and technologies are subject to U.S. export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control and economic sanctions laws include restrictions or prohibitions on the sale or supply of certain products, technologies, and services to U.S. government embargoed or sanctioned countries, governments, persons and entities. In addition, certain products and technology may be subject to export licensing or approval requirements. Exports of our products and technology must be made in compliance with export control and sanctions laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements and have enacted laws that could limit our ability to distribute our products and technologies or could limit our end customers’ ability to implement our services in those countries. Changes in our products or technologies or changes in applicable export or import laws and regulations also may create delays in the introduction and sale of our products and technologies in international markets or, in some cases, prevent the export or import of our products and technologies to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and technologies, or in our decreased ability to export or sell our products and technologies to existing or potential customers. Any decreased use of our products and technologies or limitation on our ability to export or sell our products and technologies would likely adversely affect our business, financial condition and results of operations.

We expect to incur significant costs in complying with these regulations. Regulations related to quantum computing are currently evolving and we may face additional risks associated with changes to these regulations.

Risks Related to our Intellectual Property

Licensing of intellectual property is of critical importance to our business. For example, we license patents (some of which are foundational patents) and other intellectual property from the University of Maryland and Duke University on an exclusive basis. If the license agreement with these universities terminates, or if any of the other agreements under which we acquired or licensed, or will acquire or license, material intellectual property rights is terminated, we could lose our rights to use key technologies to develop and operate our business.

We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our products. In particular, our quantum computing technology is dependent on our license agreement with University of Maryland and Duke University, or the Universities. Significant intellectual property developed by our co-founders, Jungsang Kim, our Chief Technology Officer, and Christopher Monroe, has been and is required to be assigned to the Universities as a result of Dr. Kim and Dr. Monroe’s employment by the Universities, and certain such intellectual property is licensed pursuant to the license agreement with the Universities. Pursuant to the license agreement with the universities, we were granted an exclusive, worldwide, royalty-free, sublicenseable license for certain patents, know-how (on a non-exclusive basis) and other intellectual property to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which includes the application of the licensed intellectual property in ion trap quantum computing.

Our existing license agreement with the Universities imposes, and we expect that any future license agreements will impose, upon us various commercial and development obligations. If we fail to comply with our obligations under these agreements, or we are subject to an insolvency-related event, the licensor may have the right to terminate these agreements, in which event we would not be able to develop, market or otherwise commercialize products covered by these agreements, including if any of the foregoing were to occur with respect to our license agreement with the Universities. Our business could significantly suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, or if we are unable to enter into necessary licenses on acceptable terms.

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

Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents – including any of the issued patents exclusively licensed to us – will be contested, circumvented, invalidated, found to be unenforceable or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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
•
the impact of any future bank failures, public health crises or geopolitical events such as tensions in and around Ukraine, Israel and other areas of the world; and
•
the impact of any of the foregoing on our management, employees, partners, customers, and operating results.

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
•
negative publicity relating to our products;
•
changes in customer preferences and competitive conditions;
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

We face increased legal, accounting, insurance, administrative and other costs and expenses as a public company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will continue to increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we adopted new internal controls and disclosure controls and procedures.

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

We no longer qualify as an emerging growth company as of December 31, 2023 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies.

As a result of the market value of our common stock held by non-affiliates as of June 30, 2023 (the last day of our second quarter) exceeding $700.0 million, we became a large accelerated filer under the Exchange Act as of December 31, 2023, and no longer qualify as an “emerging growth company.” We were also a smaller reporting company as defined in the Exchange Act until June 30, 2023. However, we may continue to use the scaled disclosures permitted for a smaller reporting company through our annual report on Form 10-K for the fiscal year ended December 31, 2023 and must begin providing non-scaled larger company disclosure in our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2024).

As a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

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

As of December 31, 2023, we had warrants outstanding to purchase an aggregate of 13,529,455 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 19,429,832 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of identifying and managing cybersecurity risks and have integrated cybersecurity risk management into our overall risk management processes. We have implemented processes to identify, assess, detect, evaluate, and mitigate ongoing security threats to our information technology systems and data as well as those of third parties upon which we rely.

We conduct periodic and ad-hoc risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

As part of our risk management process, we conduct application security and vulnerability assessments, undergo third-party penetration testing, maintain ongoing risk assessments, and monitor various third-party risk feeds. Our risk management processes also assess third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners. In evaluating our response to our application security assessments, penetration tests, and risk feeds, our team collaborates with technical and business stakeholders to further analyze the risk to the company, and form detection, mitigation and remediation strategies to enhance our current security program. Our security program is aligned to the National Institute of Standards and Technology Cybersecurity Framework Special Publication (NIST) 800-53 standard, and we have passed a SOC 2 type 1 audit. Although we refer to such frameworks in developing our cybersecurity risk management approaches, our use of them as guides is not intended to suggest that we meet any particular technical standards, specifications, or requirements set forth therein.

We maintain an incident response plan which includes, among other areas, prioritization guidelines, data collection and evidence handling, communication channels and partners, and if required, law enforcement engagement. We maintain relationships with both local and national law enforcement agencies. We evaluate security incidents on a scale of severity to determine the appropriate incident handling protocols.

We require all employees to undertake data protection and security training at least annually. We provide specialized training to targeted groups of employees depending on their role and the larger threat landscape. We are briefed regularly by national law enforcement, and work with external consulting firms on custom training and evaluations.

While we have experienced cybersecurity incidents in the past, to date, none have materially affected the Company or our financial position, results of operations, or cash flows. We continue to invest in the cybersecurity and resiliency of our systems and networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “If our information technology systems, data, or physical facilities, or those of third parties upon which we rely, are or were compromised, we could experience adverse business consequences resulting from such compromise,” which should be read in conjunction with the information contained within Item 1C, Cybersecurity.

Cybersecurity Governance

The Company’s Board of Directors oversees the overall risk management process, including cybersecurity risks, directly and through its committees. Our Audit Committee is responsible for the oversight of cybersecurity risks, including our assessment of potential vulnerabilities and threats, evaluation of incidents, and monitoring of the implementation of key actions and/or projects to further enhance our ability to detect and manage ongoing security threats. Key members of management, including our security officer, provide updates to our Audit Committee on at least a semi annual basis. In addition to committee updates, our security officer also meets with the full Board of Directors at least annually to discuss the Company’s overall risk profile and associated ongoing mitigation efforts. The briefings provided to our Audit Committee and Board of Directors include updates on the Company’s key cyber risks and threats, the status of projects to strengthen our information security systems and incident readiness programs, assessments of the information security program and our key assets, as well as the emerging threat landscape.

Our security officer, who reports to our VP of Engineering, and is a member of the senior leadership team, collaborates closely with key members of management including our Chief Executive Officer, Chief Financial Officer, Chief Technology Officer, VP of Engineering, and SVP of Product to continuously monitor and evaluate our ongoing risk profile and mitigation strategies. Our security officer also provides ad hoc updates to management on cybersecurity-related news and events and discusses any updates to our cybersecurity risk management and strategy programs as a result of these matters. Our security officer collaborates closely and regularly with our external consulting firm who provides a fractional Chief Information Security Officer (“CISO”), which includes a cybersecurity expert with recognized expertise and many years of experience.

The Company’s overall risks and assessments are monitored via a cross functional team composed of members of senior management, security, legal, and financial reporting. A partnership exists between these aforementioned individuals and departments so that identified issues are addressed in a timely manner and incidents are escalated to the appropriate parties as required.

Item 2. Properties.

Our principal facility is our corporate headquarters, located in College Park, Maryland, where we lease approximately 32,000 square feet of space from the University of Maryland under an agreement that expires in 2030. Most of the facility is used for research and development, servicing customers, and corporate functions. We also lease approximately 101,000 square feet of space in Bothell, Washington under an agreement that expires in 2030. Most of the facility is used for manufacturing, research and development and general office space. We also signed a lease for approximately 27,000 square feet of space in Arlesheim, Switzerland under an agreement that commenced in 2024 and expires in 2029. Most of the facility will be used to service customers, in addition to general office space. We believe that our facilities are sufficient to meet our current needs and we will be able to obtain additional space as needed under commercially reasonable terms.

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

On January 12, 2021, dMY Technology Group, Inc. II, dMY Sponsor II, LLC, dMY, and dMY Sponsor III, LLC (“Sponsor”) accepted service of a lawsuit where they were named as counterclaim defendants in an underlying action by and between GTY Technology Holdings, Inc. (“GTY”), dMY Technology Holdings Inc., dMY Sponsor, LLC, dMY Sponsor II, LLC, dMY Technology Group Inc. II, dMY and Sponsor (collectively “dMY Defendants”) and Carter Glatt (“Glatt”) and Captains Neck Holdings LLC (“Captains Neck”), an entity of which Mr. Glatt is a member. The underlying lawsuit, filed by dMY Technology Group, Inc. and dMY Sponsor, LLC, seeks a declaratory judgment that Glatt and Captains Neck are not entitled to membership units of dMY Sponsor LLC, which was formed by Harry L. You, the co-founder and former President and Chief Financial Officer of GTY when Glatt was still working at GTY. The underlying lawsuit contains claims arising from Glatt’s termination of employment from GTY, including theft and misappropriation of confidential GTY information, breach of contract, breach of the duties of loyalty and fiduciary duty and conversion. Glatt responded to the underlying lawsuit by adding members of the Sponsor and officers of dMY as additional counterclaim defendants (collectively with the dMY Defendants Glatt and Captains Neck, the “Counterclaim Defendants”) and adding Dune Acquisition Holdings LLC, a newly formed special purpose acquisition company, as a counterclaimant and asserting claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, tortious interference with business relations, quantum meruit and unjust enrichment. dMY and the Company have never employed Glatt nor maintained any business agreements with him. The Counterclaim Defendants denied the claims against them and filed a motion to dismiss the suit. During 2023, the court dismissed the claims against dMY Technology Group, Inc. III (“dMY III”), the former legal registrant of IonQ, Inc and the case is now considered closed.

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. Both the IonQ Defendants and Additional Defendants intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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

Holders

As of February 21, 2024, there were approximately 285 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Today, we sell specialized quantum computing hardware together with related maintenance and support. We also sell access to several quantum computers of various qubit capacities and are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available via three major cloud platforms, Amazon Web Services’ (“AWS”) Amazon Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace, and also to select customers via our own cloud service. This cloud-based approach enables the broad availability of quantum-computing-as-a-service (“QCaaS”).

We supplement our QCaaS offering with professional services focused on assisting our customers in applying quantum computing to their businesses. We also expect to sell full quantum computing systems to customers, either over the cloud or for local access.

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $157.8 million and $48.5 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $352.1 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

The Merger Agreement

On March 7, 2021, Legacy IonQ, dMY and Ion Trap Acquisition Inc. (the “Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, at the closing, the Merger Sub was merged with and into Legacy IonQ, with Legacy IonQ continuing as the surviving corporation following the merger, being a wholly owned subsidiary of dMY and the separate corporate existence of the Merger Sub ceased (the “Business Combination”). Contemporaneously with the Business Combination, dMY changed its name to IonQ, Inc. and Legacy IonQ changed its name to IonQ Quantum, Inc. IonQ became the successor registrant with the SEC, meaning that Legacy IonQ’s financial statements for previous periods have been disclosed in the registrant’s periodic reports filed with the SEC.

Impact of the Macroeconomic Climate on Our Business

The recent trends towards rising inflation may materially adversely affect our business and corresponding financial position and cash flows. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. High interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or continue to rise) on our operating costs, including our labor, due to supply chain constraints, consequences associated with bank failures, geopolitical tensions in and around Ukraine, Israel and other areas of the world, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Key Components of Results of Operations

Revenue

We have generated limited revenues since our inception. We derive revenue from contracts associated with the design, development, construction and sale of specialized quantum computing hardware together with related services, from contracts providing access to QCaaS, and from consulting services related to co-developing algorithms on our quantum computing systems. In arrangements with the cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users.

Certain of our contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing hardware together with related maintenance and support. Such contracts may also include access to our QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring us to estimate the standalone selling price. To date, we have estimated the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, we take into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin. In limited situations, for certain contracts executed in prior years, when the standalone selling price was not known, due to it being either highly variable or uncertain, we allocated the transaction price using the residual approach.

We have determined that our QCaaS contracts represent a combined, stand-ready performance obligation to provide access to our quantum computing systems together with related maintenance and support. The transaction price generally consists of a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. We have determined that contracts that contain consulting services related to co-developing quantum computing algorithms and the ability to use our quantum computing systems to run such algorithms represent a combined performance obligation that is satisfied over-time.

Performance obligations are satisfied over time if the customer receives the benefits as we perform the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. For performance obligations related to specialized quantum computing hardware and consulting services, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. We apply judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For performance obligations related to providing QCaaS access, fixed fees are recognized on a straight-line basis over the access period.

We are currently focused on marketing our QCaaS and consulting services and have entered into, and are continuing to enter into, new contracts with customers. We have also engaged with certain prospects who are interested in purchasing entire quantum computers, either over the cloud or for local access.

Operating Costs and Expenses

Cost of revenue

Cost of revenue primarily consists of expenses related to delivering our services, including personnel-related expenses, allocated facility and other costs for customer facing functions, and costs associated with maintaining our in-service quantum computing systems to ensure proper calibration as well as costs incurred for maintaining the cloud on which the QCaaS resides. Cost of revenue also includes hardware costs for construction of specialized quantum computing hardware. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems and related software.

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

Nonoperating Costs and Expenses

Gain (loss) on change in fair value of warrant liabilities

The gain (loss) on change in fair value of warrant liabilities consists of mark-to-market fair value adjustments recorded associated with the public warrants assumed as part of the Business Combination.

Interest income, net

Interest income, net consists of income earned on our money market funds and other available-for-sale investments.

Other income (expense), net

Other income (expense), net consists of gains and losses that arise from fluctuations in foreign currency exchange rates, realized losses on our available-for-sale investments, and certain other nonoperating expenses.

Income tax benefit (expense)

Income tax expense consists of income taxes related to foreign jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$22,042	$11,131
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	8,108	2,944
Research and development(1)	92,321	43,978
Sales and marketing(1)	18,270	8,385
General and administrative(1)	50,722	35,966
Depreciation and amortization	10,375	5,604
Total operating costs and expenses	179,796	96,877
Loss from operations	(157,754)	(85,746)
Gain (loss) on change in fair value of warrant liabilities	(19,206)	30,136
Interest income, net	19,322	7,093
Other income (expense), net	(85)	6
Loss before income tax expense	(157,723)	(48,511)
Income tax benefit (expense)	(48)	—
Net loss	$(157,771)	$(48,511)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$2,819	$902
Research and development	40,103	13,472
Sales and marketing	6,762	1,298
General and administrative	20,059	15,784

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,		$	%
	2023	2022	Change	Change
	(in thousands)
Revenue	$22,042	$11,131	$10,911	98%

Revenue increased by $10.9 million, or 98%, to $22.0 million for the year ended December 31, 2023, from $11.1 million for the year ended December 31, 2022. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as new revenue contracts under which we provided services during the year ended December 31, 2023.

Cost of revenue

	Year Ended December 31,		$	%
	2023	2022	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$8,108	$2,944	$5,164	175%

Cost of revenue increased by $5.2 million, or 175%, to $8.1 million for the year ended December 31, 2023, from $2.9 million for the year ended December 31, 2022. The increase was driven primarily by the increase in labor costs to service contracts, as well as the increase in materials costs for arrangements to build specialized quantum computing hardware, for the year ended December 31, 2023.

Research and development

	Year Ended December 31,		$	%
	2023	2022	Change	Change
	(in thousands)
Research and development	$92,321	$43,978	$48,343	110%

Research and development expense increased by $48.3 million, or 110%, to $92.3 million for the year ended December 31, 2023, from $44.0 million for the year ended December 31, 2022. The increase was primarily driven by a $44.0 million increase in payroll-related expenses, including an increase in stock-based compensation of $27.1 million, as a result of increased headcount, and a $1.8 million increase in materials, supplies and equipment costs.

Sales and marketing

	Year Ended December 31,		$	%
	2023	2022	Change	Change
	(in thousands)
Sales and marketing	$18,270	$8,385	$9,885	118%

Sales and marketing expense increased by $9.9 million, or 118%, to $18.3 million for the year ended December 31, 2023, from $8.4 million for the year ended December 31, 2022. The increase was primarily due to an increase of $8.7 million of payroll-related expenses, including an increase in stock-based compensation of $5.5 million, as a result of increased headcount, and increased costs to promote our services and other marketing initiatives of approximately $1.2 million.

General and administrative

	Year Ended December 31,		$	%
	2023	2022	Change	Change
	(in thousands)
General and administrative	$50,722	$35,966	$14,756	41%

General and administrative expenses increased by $14.8 million, or 41%, to $50.7 million for the year ended December 31, 2023, from $36.0 million for the year ended December 31, 2022. The increase was primarily driven by an increase of $10.3 million in payroll-related expenses, including an increase in stock-based compensation of $6.5 million, due to increased headcount, offset by a decrease of $2.2 million in one-time stock-based compensation costs incurred in the year ended December 31, 2022. The remaining increase is primarily due to an increase of $4.9 million in professional services fees as we scale our business as a public company.

Depreciation and amortization

	Year Ended December 31,		$	%
	2023	2022	Change	Change
	(in thousands)
Depreciation and amortization	$10,375	$5,604	$4,771	85%

Depreciation and amortization expenses increased by $4.8 million, or 85%, to $10.4 million for the year ended December 31, 2023, from $5.6 million for the year ended December 31, 2022. The increase was primarily driven by an increase of $2.3 million and $0.9 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively, and an increase of $1.4 million due to amortization of capitalized internally developed software.

Gain (loss) on change in fair value of warrant liabilities

	Year Ended December 31,		$	%
	2023	2022	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$(19,206)	$30,136	$(49,342)	(164)%

The gain (loss) on change in fair value of warrant liabilities decreased by $49.3 million, or 164%, to a loss of $19.2 million for the year ended December 31, 2023, from a gain of $30.1 million for the year ended December 31, 2022. The decrease was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Year Ended December 31,		$	%
	2023	2022	Change	Change
	(in thousands)
Interest income, net	$19,322	$7,093	$12,229	172%

Interest income, net increased by $12.2 million, or 172%, to $19.3 million for the year ended December 31, 2023, from $7.1 million for the year ended December 31, 2022. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments due to higher interest rates.

Liquidity and Capital Resources

As of December 31, 2023, we had cash, cash equivalents and available-for-sale securities of $455.9 million. Excluded from our available liquidity is $2.4 million of restricted cash, which is primarily recorded in other noncurrent assets in our consolidated balance sheets. We believe that our cash, cash equivalents and investments as of December 31, 2023, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of December 31, 2023, we had an accumulated deficit of $352.1 million. During the year ended December 31, 2023, we incurred net losses of $157.8 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Other than operating expenses and our continued investment in our quantum computers, cash requirements for fiscal year 2024 are expected to consist primarily of capital expenditures for facilities.

Our material cash requirements as of December 31, 2023, include operating lease commitments, including the lease of our headquarters in College Park, Maryland and our manufacturing, research and development and general office space in Bothell, Washington. As of December 31, 2023, we have total operating lease obligations of $19.8 million, with $1.9 million payable within 12 months.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(78,811)	$(44,698)
Net cash provided by (used in) investing activities	68,766	(309,056)
Net cash provided by (used in) financing activities	1,761	1,096

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

Net cash used in operating activities during the year ended December 31, 2023, was $78.8 million, resulting primarily from a net loss of $157.8 million, adjusted for non-cash activity, primarily related to stock-based compensation, the loss recorded as a result of mark-to-market activity for our public warrants, depreciation and amortization, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities, increased compensation costs as a result of hiring personnel and increased costs incurred as a public company.

Net cash used in operating activities during the year ended December 31, 2022, was $44.7 million, resulting primarily from a net loss of $48.5 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants offset by stock-based compensation and other working capital activities.

Cash flows from investing activities

Net cash provided by investing activities during the year ended December 31, 2023, was $68.8 million, primarily resulting from maturities of available-for-sale securities of $386.8 million, offset by purchases of available-for-sale investments of $298.4 million, additions of $13.7 million to property and equipment primarily related to the development of our quantum computing systems, and additions of $4.6 million related to capitalized software development costs.

Net cash used in investing activities during the year ended December 31, 2022, was $309.1 million, primarily resulting from purchases of available-for-sale securities of $605.7 million and additions of $9.3 million to property and equipment primarily related to the development of our quantum computing systems, offset by cash received from maturities of available-for-sale investments of $310.0 million.

Cash flows from financing activities

Net cash provided by financing activities during the year ended December 31, 2023, was $1.8 million, primarily resulting from proceeds from stock options exercised.

Net cash provided by financing activities during the year ended December 31, 2022, was $1.1 million, primarily resulting from proceeds from stock options exercised.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. We also make estimates and assumptions on revenue generated and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are described in greater detail in Note 2 to our audited consolidated financial statements included in this Annual Report.

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

Revenue recognition

We derive revenue from contracts associated with the design, development, and construction of specialized quantum computing hardware together with related services, from contracts providing access to QCaaS, and from consulting services related to co-developing algorithms on the quantum computing systems.

For arrangements with multiple performance obligations, judgment is applied to determine the relative standalone selling price of each performance obligation as this is used to allocate the transaction price to each performance obligation within the contract. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring us to estimate the standalone selling price. To date, we have estimated the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, we take into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin. In limited situations, for certain contracts executed in prior years, when the standalone selling price was not known, due to it being either highly variable or uncertain, we allocated the transaction price using the residual approach.

Contracts with customers are evaluated at the time of execution and may vary in terms. The amount of revenue recognized in a period may vary with respect to the allocation of arrangement consideration to performance obligations with different revenue recognition patterns and changes to existing contract terms.

For certain contracts, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. We apply judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials and the effect of any delays in performance. Changes in these estimates can have a significant impact on revenue recognition, which could result in material changes to reported revenue.

Quantum computing systems

Quantum computing systems are included within property and equipment, net on the consolidated balance sheets. Hardware and labor costs associated with the building of such quantum computing systems are capitalized in the period the costs are incurred. Costs to maintain quantum computing systems are expensed as incurred.

Judgment is used to determine when hardware and labor costs incurred for our quantum computing systems should be capitalized as a result of our assessment of whether the system will provide a probable future economic benefit and whether or not the costs represent activities necessary to build the systems, maintain the systems or to perform certain research and development functions.

We also estimate the useful life of our quantum computing systems, both at the time the assets are placed in service and periodically whenever events or changes in circumstances indicate that the useful life may have changed. In assessing useful lives, the Company considers, among other factors, the use of the asset, changes in technology, and the competitive environment. Changes in these estimates can have a significant impact on the assessment of capitalized costs and depreciation expense, which could result in material changes to reported property and equipment, net.

Emerging Growth Company Status and Smaller Reporting Company Status

Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

As a result of the market value of the Company's common stock held by non-affiliates as of June 30, 2023, exceeding $700.0 million, we became a large accelerated filer under the Exchange Act as of December 31, 2023, and no longer qualify as an emerging growth company. Therefore, we are required to comply with new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.

We were also a smaller reporting company as defined in the Exchange Act until June 30, 2023. However, we may continue to use the scaled disclosures permitted for a smaller reporting company through this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and must begin providing non-scaled larger company disclosure in our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2024).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash, cash equivalents and available-for-sale securities of $455.9 million as of December 31, 2023. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash deposits, money market funds, and U.S government and agency securities. Our investments are held in commercial paper, corporate notes and bonds, municipal bonds, and U.S. government and agency securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increased risk. To achieve this objective, we invest in highly liquid securities depending on our strategic cash needs. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. Further, in the event of a significant decline in interest rates, we would consider taking actions to further mitigate our exposure to the change.

Concentration of Credit Risk

We deposit our cash, restricted cash, cash equivalents and investments with financial institutions, and, at times, such balances may exceed federally insured limits. While the company has not experienced any losses in such accounts, the failure of Silicon Valley Bank (“SVB”), at which we held cash and cash equivalents in multiple accounts, exposed us to limited credit risk prior to the completion by the Federal Deposit Insurance Corporation of the resolution of SVB in a manner that fully protected all depositors. We are in the process of transferring our accounts to one or more additional depository institutions.

Item 8. Consolidated Financial Statements and Supplementary Data.

The consolidated financial statements, together with the report of our independent registered public accounting firm, required by this item are set forth beginning on page F-1 of this Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Annual Report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding internal control over financial reporting is set forth beginning on page F-1 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we will file with the SEC a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”), no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15. Exhibit and Consolidated Financial Statements Schedules.

The consolidated financial statements schedules and exhibits filed as part of this Annual Report are as follows:

(a)(1) Consolidated Financial Statements

(a)(2) Consolidated Financial Statements Schedules

All other consolidated financial statements schedules are omitted because they are not required or the required information is included in the consolidated financial statements or notes thereto.

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

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39694), filed with the SEC on November 9, 2023).

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

10.2	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.3	Hyundai Subscription Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.4	Kia Subscription Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.5	MSD Subscription Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.6	Silver Lake Subscription Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

10.7	BVE Subscription Agreement (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39694), filed with the SEC on March 8, 2021).

Exhibit Number	Description
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

10.14+

Forms of Option Grant Notice and Option Agreement under 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 30, 2023).

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

10.18†

Warrant to Purchase Shares, dated November 27, 2019, issued to Amazon.com NV Investment Holdings LLC by IonQ, Inc. (incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on July 16, 2021).

10.19†

License Agreement, dated July 19, 2016, among the University of Maryland, Duke University and IonQ, Inc. (incorporated herein by reference to Exhibit 10.20 to the (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.20†

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

10.30†

Amendment No. 6 to Exclusive License Agreement, dated January 23, 2023, between Duke University and IonQ, Inc. (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 30, 2023).

10.31†	Amendment No. 7 to Exclusive License Agreement, dated February 2, 2024, between Duke University and IonQ, Inc.
10.32†

Exclusive Option Agreement, dated July 15, 2016, between Duke University and IonQ, Inc. (incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4/A (File No. 333-254840), filed with the SEC on June 17, 2021).

10.33†

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

10.35	Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-39694), filed with the SEC on March 28, 2022).

10.36†

Separation Agreement between IonQ, Inc. and Laurie Babinski dated September 8, 2023 and executed September 11, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39694), filed with the SEC on November 9, 2023)

21.1	List of Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page to this report).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of the Form10-K), irrespective of any general incorporation language contained in such filing.

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

IonQ, Inc.

February 28, 2024	BY:	/s/ Peter Chapman
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

Name	Title	Date

/s/ Peter Chapman	President and Chief Executive Officer and Director	February 28, 2024
Peter Chapman	(Principal Executive Officer)

/s/ Thomas Kramer	Chief Financial Officer	February 28, 2024
Thomas Kramer	(Principal Financial and Accounting Officer)

/s/ Craig Barratt	Chair of the Board of Directors	February 28, 2024
Craig Barratt

/s/ Robert Cardillo	Director	February 28, 2024
Robert Cardillo

/s/ Kathryn Chou	Director	February 28, 2024
Kathryn Chou

/s/ Niccolo de Masi	Director	February 28, 2024
Niccolo de Masi

/s/ Jungsang Kim	Director	February 28, 2024
Jungsang Kim

/s/ William Scannell	Director	February 28, 2024
William Scannell

/s/ Inder M. Singh	Director	February 28, 2024
Inder M. Singh

/s/ Wendy Thomas	Director	February 28, 2024
Wendy Thomas

/s/ Harry You	Director	February 28, 2024
Harry You

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IonQ, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IonQ, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized internal-use software development costs

Description of the Matter

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company capitalizes certain costs related to internal-use software incurred during the application development stage. The Company capitalized $8.0 million of internal-use software costs in the year ended December 31, 2023 and had total capitalized internal-use software costs, net of accumulated amortization, of $9.1 million as of December 31, 2023. Capitalized internal-use software is recorded within intangible assets, net on the consolidated balance sheets.

Auditing the Company’s capitalization of internal-use software development costs was especially challenging because management’s determination of which development activities qualify for capitalization requires significant judgment, as only those costs incurred in certain stages of software development and which result in additional functionality can be capitalized in accordance with the applicable accounting standards.

How We Addressed the Matter in Our Audit

To test the Company’s capitalization of internal-use software development costs, we performed audit procedures that included, among others, testing a sample of capitalized internal-use software development costs related to upgrades and enhancements to existing internal-use software projects. For each sample, we inspected underlying documentation to evaluate whether the development activities were capitalizable under the applicable accounting standards. In addition, we inquired of a sample of the individuals performing the internal-use software development activities regarding the specific nature, stage of development, and time incurred on the projects selected for testing.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tysons, Virginia

February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IonQ, Inc.

Opinion on Internal Control Over Financing Reporting

We have audited IonQ, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IonQ, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tysons, Virginia

February 28, 2024

IONQ, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$35,665	$44,367
Short-term investments	319,776	311,430
Accounts receivable	11,467	3,292
Prepaid expenses and other current assets	23,081	12,539
Total current assets	389,989	371,628
Long-term investments	100,489	182,001
Property and equipment, net	37,515	26,014
Operating lease right-of-use assets	4,613	3,753
Intangible assets, net	15,077	8,944
Goodwill	742	742
Other noncurrent assets	5,155	4,910
Total Assets	$553,580	$597,992
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,599	$3,055
Accrued expenses	18,376	6,655
Current portion of operating lease liabilities	710	591
Unearned revenue	12,087	8,729
Current portion of stock option early exercise liabilities	392	1,130
Total current liabilities	37,164	20,160
Operating lease liabilities, net of current portion	7,395	3,459
Unearned revenue, net of current portion	447	1,201
Stock option early exercise liabilities, net of current portion	448	839
Warrant liabilities	23,004	3,819
Other noncurrent liabilities	128	303
Total liabilities	$68,586	$29,781
Commitments and contingencies (see Note 10)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 206,611,704 and 199,862,123 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	$20	$20
Additional paid-in capital	839,014	769,848
Accumulated deficit	(352,073)	(194,302)
Accumulated other comprehensive loss	(1,967)	(7,355)
Total stockholders’ equity	$484,994	$568,211
Total Liabilities and Stockholders’ Equity	$553,580	$597,992

The accompanying notes are an integral part of these consolidated financial statements.

IONQ, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$22,042	$11,131
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	8,108	2,944
Research and development	92,321	43,978
Sales and marketing	18,270	8,385
General and administrative	50,722	35,966
Depreciation and amortization	10,375	5,604
Total operating costs and expenses	179,796	96,877
Loss from operations	(157,754)	(85,746)
Gain (loss) on change in fair value of warrant liabilities	(19,206)	30,136
Interest income, net	19,322	7,093
Other income (expense), net	(85)	6
Loss before income tax expense	(157,723)	(48,511)
Income tax benefit (expense)	(48)	—
Net loss	$(157,771)	$(48,511)
Net loss per share attributable to common stockholders— basic and diluted	$(0.78)	$(0.25)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	202,576,492	197,727,642

The accompanying notes are an integral part of these consolidated financial statements.

IONQ, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(157,771)	$(48,511)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	5,398	(7,207)
Currency translation adjustments	(10)	—
Total other comprehensive income (loss)	5,388	(7,207)
Total comprehensive loss	$(152,383)	$(55,718)

The accompanying notes are an integral part of these consolidated financial statements.

IONQ, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	195,630,975	$19	$737,150	$(145,791)	$(148)	$591,230
Net loss	—	—	—	(48,511)	—	(48,511)
Other comprehensive income (loss)	—	—	—	—	(7,207)	(7,207)
Stock options exercised	2,239,490	1	1,058	—	—	1,059
Vesting of restricted common stock	515,534	—	1,162	—	—	1,162
Issuance of common stock from the settlement of restricted stock units	1,474,592	—	473	—	—	473
Stock-based compensation	—	—	29,980	—	—	29,980
Warrants exercised	1,532	—	25	—	—	25
Balance, December 31, 2022	199,862,123	$20	$769,848	$(194,302)	$(7,355)	$568,211
Net loss	—	—	—	(157,771)	—	(157,771)
Other comprehensive income (loss)	—	—	—	—	5,388	5,388
Stock options exercised	1,778,090	—	1,954	—	—	1,954
Vesting of restricted common stock	501,364	—	1,128	—	—	1,128
Issuance of common stock from the settlement of restricted stock units	4,466,894	—	3,923	—	—	3,923
Stock-based compensation	—	—	62,104	—	—	62,104
Warrants exercised	3,233	—	57	—	—	57
Balance, December 31, 2023	206,611,704	$20	$839,014	$(352,073)	$(1,967)	$484,994

The accompanying notes are an integral part of these consolidated financial statements.

IONQ, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(157,771)	$(48,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,375	5,604
Non-cash research and development arrangements	520	520
Stock-based compensation	69,743	31,456
(Gain) loss on change in fair value of warrant liabilities	19,206	(30,136)
Amortization of premiums and accretion of discounts on available-for-sale securities	(9,746)	(1,577)
Other, net	1,474	441
Changes in operating assets and liabilities:
Accounts receivable	(8,175)	(1,510)
Prepaid expenses and other current assets	(14,413)	(7,012)
Accounts payable	2,188	1,060
Accrued expenses	3,319	1,344
Unearned revenue	2,604	3,892
Other assets and liabilities	1,865	(269)
Net cash provided by (used in) operating activities	$(78,811)	$(44,698)
Cash flows from investing activities:
Purchases of property and equipment	(13,703)	(9,336)
Capitalized software development costs	(4,558)	(2,179)
Intangible asset acquisition costs	(1,288)	(1,049)
Purchases of available-for-sale securities	(298,445)	(605,689)
Maturities and sales of available-for-sale securities	386,760	310,045
Business acquired	—	(848)
Net cash provided by (used in) investing activities	$68,766	$(309,056)
Cash flows from financing activities:
Proceeds from stock options exercised	1,954	1,059
Other financing, net	(193)	37
Net cash provided by (used in) financing activities	$1,761	$1,096
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	—
Net change in cash, cash equivalents and restricted cash	(8,286)	(352,658)
Cash, cash equivalents and restricted cash at the beginning of the period	46,367	399,025
Cash, cash equivalents and restricted cash at the end of the period	$38,081	$46,367
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$773	$485
Intangible asset purchases in accounts payable and accrued expenses	254	164
Operating lease right-of-use assets subject to lease liability	2,380	—
Remeasurement of operating lease right-of-use assets due to lease modification	(849)	—
Noncash reclassification of warrant liabilities to equity upon exercise	20	8
Bonus settled in restricted stock units	3,923	473
Net share settled stock option exercises	291	—

The accompanying notes are an integral part of these consolidated financial statements.

a

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

On March 7, 2021, Legacy IonQ entered into an Agreement and Plan of Merger (the “Merger Agreement”) with dMY and Ion Trap Acquisition Inc. (“Merger Sub”), a direct, wholly owned subsidiary of dMY. Pursuant to the Merger Agreement, on September 30, 2021 (“the Closing Date”), the Merger Sub was merged with and into Legacy IonQ with Legacy IonQ continuing as the surviving corporation following the merger, becoming a wholly owned subsidiary of dMY and the separate corporate existence of the Merger Sub ceased (the “Business Combination”). Contemporaneously with the Business Combination, dMY changed its name to IonQ, Inc. and Legacy IonQ changed its name to IonQ Quantum, Inc.

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

Emerging Growth Company and Smaller Reporting Company Status

Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

As a result of the market value of the Company's common stock held by non-affiliates as of June 30, 2023, exceeding $700.0 million, the Company became a large accelerated filer under the Exchange Act as of December 31, 2023, and no longer qualifies as an emerging growth company. Therefore, the Company is required to comply with new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.

The Company was also a smaller reporting company as defined in the Exchange Act until June 30, 2023. However, the Company may continue to use the scaled disclosures permitted for a smaller reporting company through this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and must begin providing non-scaled larger company disclosure in its first quarterly report in its next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2024).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC require management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.

Significant estimates and assumptions are inherent in the analysis and measurement of items including, but not limited to: standalone selling price for revenue arrangements with multiple performance obligations, total expected costs for revenue arrangements recognized over time, capitalization of quantum computing system costs, useful lives for quantum computing systems, and stock-based compensation for awards with performance and market conditions. Management bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ and be affected by changes in those estimates.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. Financial statements of subsidiaries whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date for assets and liabilities and at average exchange rates for revenues and expenses for the respective periods. Translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets.

The Company is exposed to foreign currency risk to the extent that it enters into transactions denominated in currencies other than its subsidiaries’ respective functional currencies. Transactions denominated in currencies other than subsidiaries’ functional currencies are recorded based on exchange rates at the time such transactions arise. Changes in exchange rates with respect to amounts recorded in the Company’s consolidated balance sheets related to these items will result in unrealized foreign currency transaction gains and losses based upon period-end exchange rates. The Company also records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency are included in other income (expense), net in the consolidated statements of operations.

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

Due to their short-term nature, the carrying amounts reported in the Company’s consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks, checking deposits, and money market funds. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and corporate credit cards is included in other noncurrent assets in the consolidated balance sheets. The Company issues letters of credit in the ordinary course of business, including for lease arrangements. As of December 31, 2023 and 2022, letters of credit totaling $2.1 million and $2.0 million were outstanding, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the consolidated balance sheets to the amounts included in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$35,665	$44,367
Restricted cash	2,416	2,000
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$38,081	$46,367

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

	December 31,	December 31,
	2023	2022
Billed accounts receivable	$8,564	$1,150
Unbilled accounts receivable	2,903	2,142
Total accounts receivable	$11,467	$3,292

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

The Company did not have any allowance for credit losses as of either December 31, 2023 or 2022.

Materials and Supplies, Net

Materials and supplies are carried at average cost and recorded in prepaid expenses and other current assets in the consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used for maintenance, research and development efforts or to service customer contracts are expensed when consumed. The Company capitalized $3.6 million and $1.3 million of materials and supplies to property and equipment for the years ended December 31, 2023 and 2022, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. During the years ended December 31, 2023 and 2022, excess and obsolescence charges were less than $0.1 million and zero, respectively.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company primarily invests in debt securities and classifies its investments as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Investments not considered cash equivalents, with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in the consolidated balance sheets in accumulated other comprehensive loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the consolidated balance sheets in prepaid expenses and other current assets. As of December 31, 2023 and 2022, accrued interest receivable was $2.1 million and $1.7 million, respectively.

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

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Historical cost of fixed assets is the cost as of the date acquired. Hardware and labor costs associated with the building of quantum computing systems are capitalized in the period the costs are incurred when it is probable that the system will provide future economic benefit. The costs of quantum computing systems that are used in research and development activities and have alternative future uses are capitalized. Costs to maintain quantum computing systems are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives are as follows:

Computer equipment and acquired computer software	3 – 5 years
Machinery, equipment, furniture and fixtures	5 – 7 years
Quantum computing systems	3 years
Leasehold improvements	Shorter of the lease term or the estimated useful life of the related asset

The Company evaluates the useful life of its assets periodically and whenever events or changes in circumstances indicate that the useful life may have changed. In assessing useful lives, the Company considers, among other factors, the use of the asset, changes in technology, and the competitive environment. Effective October 1, 2022, the Company revised the accounting useful life of quantum computing systems, which was determined to be a change in accounting estimate and is being applied prospectively. This change in accounting estimate was not material for the years ended December 31, 2023 and 2022. The estimated useful life for quantum computing systems was previously 2 years.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets. As of December 31, 2023, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

The Company records a ROU asset and lease liability in connection with its operating leases. The Company’s lease portfolio is comprised primarily of real estate leases, which are accounted for as operating leases. The Company elected the practical expedient to not separate lease and non-lease components for all leases.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments, including the impact of any lease incentives, as applicable, over the lease term. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification using an incremental borrowing rate based on the information available at the commencement date. For modified leases the Company also reassesses the lease classification as of the effective date of the modification.

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

Capitalized Internally Developed Software

Capitalized internally developed software consists of costs to purchase and develop internal-use software, which the Company primarily uses to provide services to its customers. The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. Capitalized internal-use software is recorded within intangible assets, net, in the consolidated balance sheets. During the years ended

December 31, 2023 and 2022, the Company capitalized $8.0 million and $3.2 million in internal-use software costs, respectively. The Company amortized $2.9 million and $1.5 million of capitalized internally developed software costs during the years ended December 31, 2023 and 2022, respectively.

Goodwill

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. The Company tests goodwill for impairment on an annual basis, which it has determined to be the first day of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company tests goodwill qualitatively, or quantitatively by comparing the fair value of the reporting unit with the unit’s carrying amount. No impairment loss was recognized for the years ended December 31, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for the years ended December 31, 2023 and 2022.

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

Revenue Recognition

The Company derives revenue from the design, development, and construction of specialized quantum computing hardware together with related services, from providing access to its quantum-computing-as-a-service (“QCaaS”), and from consulting services related to co-developing algorithms on the quantum computing systems. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To support this core principle, the Company applies the following five step approach:

1.
Identify the contract with the customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when (or as) the entity satisfies a performance obligation

Certain of the Company’s contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing hardware together with related maintenance and support. Such contracts may also include access to the Company’s QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, the Company allocates the transaction price to each performance obligation based on its standalone selling price when available. The Company determines standalone selling price based on the observable price of a product or service when it sells the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring the Company to estimate the standalone selling price. To date, the Company has estimated the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, the Company takes into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin. In limited situations, for certain contracts executed in prior years, when the standalone selling price was not known, due to it being either highly variable or uncertain, the Company allocated the transaction price using the residual approach.

The Company has determined that its QCaaS contracts represent a combined, stand-ready performance obligation to provide access to its quantum computing systems together with related maintenance and support. The transaction price generally consists of a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. The Company has determined that contracts that contain consulting services related to co-developing quantum computing algorithms and the ability to use its quantum computing systems to run such algorithms represent a combined performance obligation that is satisfied over-time.

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. For performance obligations related to specialized quantum computing hardware and consulting services, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. The Company applies judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include the Company's historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For performance obligations related to providing QCaaS access, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees in excess of fixed minimums are recognized during the period of such usage.

For the years ended December 31, 2023 and 2022, substantially all revenue was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

As of December 31, 2023, approximately $69.1 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 40% of the remaining performance obligations to be recognized as revenue within the next twelve months.

The following table summarizes the changes in unearned revenue for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Beginning balance	$9,930	$4,963
Revenue recognized	(8,660)	(4,216)
New deferrals, net	11,264	9,183
Ending balance	$12,534	$9,930

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of December 31, 2023 and 2022, total capitalized costs were $2.8 million and $1.0 million, respectively. Amortization expense was $0.6 million and less than $0.1 million for the years ended December 31, 2023 and 2022, respectively, and is included in sales and marketing in the consolidated statements of operations.

Cost of Revenue

Cost of revenue primarily consists of expenses related to delivering the Company's services, including personnel-related expenses, allocated facility and other costs for customer facing functions, and costs associated with maintaining the Company's in-service quantum computing systems to ensure proper calibration as well as costs incurred for maintaining the cloud on which the QCaaS resides. Cost of revenue also includes hardware costs for construction of specialized quantum computing hardware. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems and related software.

Research and Development

Research and development expenses consist of personnel-related costs, including salaries, benefits and stock-based compensation expense, and allocated shared resource costs for the Company’s hardware, software and engineering personnel who design and develop the Company’s quantum computing systems and research new quantum computing technologies. Unlike a standard computer, design and development efforts continue throughout the useful life of the Company’s quantum computing systems to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs related to quantum computing systems constructed for research purposes that are not probable of providing future economic benefit and have no alternate future use, as well as costs associated with third-party research and development arrangements.

Under an agreement with Duke University (“Duke”), the Company issued common shares to Duke in consideration for research and development services through July 15, 2026. The agreement is considered a research and development service arrangement and recorded as a prepayment based on the fair value of the common stock issued and is amortized over the term of the arrangement as services are received.

Refer to Note 8 for further information on the Duke agreements.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs were $0.9 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

Stock-Based Compensation

The Company measures and records the expense related to stock-based awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period and uses the straight-line method to recognize stock-based compensation. The Company uses the Black-Scholes-Merton (“Black-Scholes”) option-pricing model to determine the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the fair value of stock option awards, including the option’s expected term, the price volatility of the underlying common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock options represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company records forfeitures as they occur.

Stock-based compensation cost for restricted stock units and performance-based restricted stock units is measured based on the fair value of the Company’s common stock on the grant date. The fair value of performance-based restricted stock units with a market condition is estimated on the date of grant using the Monte Carlo simulation model. The Monte Carlo simulation model requires the use of subjective assumptions, which determine the fair value of these awards, including price volatility, contractual term, discount rate, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the performance-based restricted stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. For awards with a performance-based vesting condition, including those with a market condition, the Company records stock-based compensation cost if it is probable that the performance conditions will be achieved. Stock-based compensation cost will be recognized if the performance condition is satisfied, even if the market condition is not met and the award does not vest. At each reporting period, the Company reassesses the probability of the achievement of the performance conditions and any change in expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of the adjustment.

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

The Company records a valuation allowance when it determines, based on available positive and negative evidence, that it is more-likely-than-not that some portion or all of its deferred tax assets will not be realized. The Company determines the realizability of its deferred tax assets primarily based on the reversal of existing taxable temporary differences and projections of future taxable income (exclusive of reversing temporary differences and carryforwards). In evaluating such projections, the Company considers its history of profitability and the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

For certain tax positions, the Company uses a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the consolidated financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. There were no amounts recognized relating to interest and penalties in the consolidated statements of operations for the years ended December 31, 2023 and 2022. The Company had no uncertain income tax positions as of either December 31, 2023 or 2022.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the year ended December 31, 2023, the Company had two significant customers that accounted for 58% of total revenue. For the year ended December 31, 2022, the Company had three significant customers that accounted for 70% of total revenue.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
Numerator:	2023	2022
Net loss attributable to common stockholders	$(157,771)	$(48,511)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	202,576,492	197,727,642
Net loss per share attributable to common stockholders—basic and diluted	$(0.78)	$(0.25)

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

	Year Ended December 31,
	2023	2022
Common stock options outstanding	23,518,426	22,951,439
Warrants to purchase common stock	8,301,202	8,301,202
Public warrants	5,230,613	5,231,750
Unvested restricted stock units	13,726,782	4,418,852
Unvested performance-based restricted stock units	542,905	—
Unvested common stock	654,442	1,158,095
Total	51,974,370	42,061,338

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, along with various updates and improvements. The standard, including subsequently issued amendments, requires a financial asset measured at amortized cost basis, such as accounts receivable and certain other financial assets, to be presented at the net amount expected to be collected based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard effective January 1, 2023, and it did not have a material effect on the consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The Company adopted this standard effective January 1, 2023, in the consolidated financial statements. The adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of ASU 2023-07 should be applied on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

3. ACQUISITIONS

On December 30, 2022, the Company acquired the assets of Entangled Networks Ltd. for total cash consideration of $1.0 million. The acquisition supports the Company’s efforts to build large-scale quantum computers by enabling computation across multiple distributed quantum processors. As part of the final purchase price allocation, the Company recorded $0.3 million in identifiable intangible assets and $0.7 million in goodwill.

4. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the consolidated balance sheets (in thousands):

	As of December 31, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$25,131	$—	$—	$25,131	$46,367	$—	$—	$46,367
Commercial paper	16,374	—	(14)	16,360	130,141	—	(443)	129,698
Corporate notes and bonds	176,793	38	(1,854)	174,977	277,184	19	(5,993)	271,210
Municipal bonds	4,990	—	(43)	4,947	9,905	—	(273)	9,632
US government and agency	237,015	311	(395)	236,931	83,556	23	(688)	82,891
Total cash, cash equivalents, restricted cash and investments	$460,303	$349	$(2,306)	$458,346	$547,153	$42	$(7,397)	$539,798

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following table presents information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Commercial paper	$16,360	$(14)	$—	$—	$16,360	$(14)
Corporate notes and bonds	11,074	(58)	151,174	(1,796)	162,248	(1,854)
Municipal bonds	—	—	4,947	(43)	4,947	(43)
US government and agency	109,540	(192)	24,795	(203)	134,335	(395)
Total	$136,974	$(264)	$180,916	$(2,042)	$317,890	$(2,306)

There were no securities in a gross unrealized loss position for greater than twelve months as of December 31, 2022.

The Company did not have any allowance for credit losses as of either December 31, 2023 or December 31, 2022. The Company neither intends to nor believes that it is more likely than not that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale securities as of December 31, 2023, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$22,726	$2,405	$25,131
Commercial paper	16,360	—	16,360
Corporate notes and bonds	130,423	44,554	174,977
Municipal bonds	4,947	—	4,947
US government and agency	180,996	55,935	236,931
Total	$355,452	$102,894	$458,346

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$25,131	$—	$—	$25,131
US government and agency	—	12,950	—	12,950
Total cash, cash equivalents and restricted cash	$25,131	$12,950	$—	$38,081
Short-term investments:
Commercial paper	—	16,360	—	16,360
Corporate notes and bonds	—	130,423	—	130,423
Municipal bonds	—	4,947	—	4,947
US government and agency	—	168,046	—	168,046
Total short-term investments	$—	$319,776	$—	$319,776
Long-term investments:
Corporate notes and bonds	—	44,554	—	44,554
US government and agency	—	55,935	—	55,935
Total long-term investments	$—	$100,489	$—	$100,489
Total Assets	$25,131	$433,215	$—	$458,346
Liabilities
Public warrants	$23,004	$—	$—	$23,004

	Fair Value Measured as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$46,367	$—	$—	$46,367
Total cash, cash equivalents and restricted cash	$46,367	$—	$—	$46,367
Short-term investments:
Commercial paper	—	129,698	—	129,698
Corporate notes and bonds	—	120,447	—	120,447
Municipal bonds	—	4,911	—	4,911
US government and agency	—	56,374	—	56,374
Total short-term investments	$—	$311,430	$—	$311,430
Long-term investments:
Corporate notes and bonds	—	150,763	—	150,763
Municipal bonds	—	4,721	—	4,721
US government and agency	—	26,517	—	26,517
Total long-term investments	$—	$182,001	$—	$182,001
Total Assets	$46,367	$493,431	$—	$539,798
Liabilities
Public warrants	$3,819	$—	$—	$3,819

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company's letter of credit and corporate credit cards.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the years ended December 31, 2023 and 2022. On December 31, 2023, the closing trading price of the public warrants was $4.40 per warrant.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	December 31,	December 31,
	2023	2022
Computer equipment and acquired computer software	$4,537	$2,407
Machinery, equipment, furniture and fixtures	9,238	7,506
Leasehold improvements	10,043	1,132
Quantum computing systems	28,296	22,430
Gross property and equipment	52,114	33,475
Less: accumulated depreciation	(14,599)	(7,461)
Total property and equipment, net	$37,515	$26,014

Depreciation expense for the years ended December 31, 2023 and 2022 was $7.2 million and $4.0 million, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets, net is composed of the following (in thousands, except as otherwise noted):

	December 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Patents	15.9	$5,783	$(287)	$5,496
Trademark	Indefinite	154	—	154
Website and other	8.9	227	(38)	189
Developed technology	1.0	318	(159)	159
Internally developed software	2.3	14,524	(5,445)	9,079
Total		$21,006	$(5,929)	$15,077

	December 31, 2022
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Patents	16.5	$4,438	$(146)	$4,292
Trademark	Indefinite	131	—	131
Website and other	9.6	220	(17)	203
Developed technology	2.0	318	—	318
Internally developed software	2.2	6,548	(2,548)	4,000
Total		$11,655	$(2,711)	$8,944

Total amortization expense for intangible assets for the years ended December 31, 2023 and 2022, was $3.2 million and $1.6 million, respectively. As of December 31, 2023, the projected annual amortization expense for the Company’s intangible assets is as follows (in thousands):

Amount
Year ending December 31,
2024	$4,427
2025	3,524
2026	1,853
2027	189
2028	189
Thereafter	4,741
Total amortization expense	$14,923

8. AGREEMENTS WITH UNIVERSITY OF MARYLAND AND DUKE UNIVERSITY

Exclusive License Agreement

The Company entered into an exclusive license agreement (“License Agreement”) in July 2016 with the University of Maryland (“UMD”) and Duke University (“Duke”). The License Agreement grants to the Company an exclusive, perpetual license (“Initial Patents”) to certain patents, know-how and other intellectual property utilized in trapped-ion quantum computing systems. The license granted to the Company is exclusive for all patents (and non-exclusive for other types of intellectual property), subject to certain governmental rights and retained rights by UMD and Duke and other non-profit institutions to use and practice the Licensed Patents (as defined below) and technology for internal research and other non-profit purposes. In exchange for the Initial Patents, UMD and Duke received an aggregate of 142,886 shares of common stock.

On February 1, 2021, the Company and UMD executed two amendments to the License Agreement granting exclusive rights to license additional intellectual property in exchange for a total of 257,198 shares of common stock. Management evaluated the amendments and concluded that the arrangements qualify as equity-classified instruments and recorded an intangible asset and additional paid-in capital based on the fair value of the shares at the date the amendments were executed of $1.6 million. The shares for each executed amendment were issued during the year ended December 31, 2021.

Exclusive Option Agreements

The Company also entered into an exclusive option agreement (the “Option Agreement”) with each of UMD and Duke in 2016 whereby on the anniversary of the effective date of the License Agreement for a period of 5 years, the Company has the right to exclusively license additional intellectual property developed by UMD and Duke (the “Additional Patents” and together with the Initial Patents, the “Licensed Patents”) by exercising an annual option and issuing shares of common stock each to Duke and UMD in consideration for the Additional Patents. The amount issued to UMD and Duke pursuant to the Option Agreement over the 5-year term was equal to an aggregate of 642,995 shares of common stock to each university. The Company may elect not to exercise the option if there was not a minimum number of intellectual property developed in a given year and then the Option Agreement would extend another year.

In December 2020, the Company amended its Option Agreement with Duke, and under this amendment, the Company issued 1,214,317 shares of common stock to Duke in consideration for research and development services through July 15, 2026. Under the terms of the amended Option Agreement, the issuance of shares is a nonrefundable upfront payment in exchange for research and development services by Duke whereby the Company will obtain rights to any potential future intellectual property developed during the term. As such, the fair value of the shares of common stock was recorded as a prepaid expense and is being amortized over the term of the arrangement as services are received. The Company recognized $0.5 million of research and development expense related to the agreement with Duke during each of the years ended December 31, 2023 and 2022.

The useful life of the Licensed Patents derived from the License Agreement and the Option Agreement is the remaining legal life at the time of acquisition. The value of the Licensed Patents is based on the fair value of the common stock given as consideration on the effective date of each agreement and exercise of option. The asset is amortized over the useful life of the Licensed Patents.

9. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	December 31,	December 31,
	2023	2022
Materials and supplies	$12,476	$5,164
Prepaid expenses	5,696	3,952
Other current assets	4,909	3,423
Total prepaid expenses and other current assets	$23,081	$12,539

Accrued expenses are composed of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued salaries and other payroll liabilities	$15,950	$4,935
Accrued professional services	605	678
Accrued equipment and services liabilities for research and development	112	489
Accrued expenses—other	1,709	553
Total accrued expenses	$18,376	$6,655

10. COMMITMENTS AND CONTINGENCIES

Warranties and Indemnification

The Company’s commercial services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s documentation under normal use and circumstances.

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe third- party intellectual property rights. To date, the Company has not incurred any material costs as a result of such obligations and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Stockholder Lawsuit

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. Both the IonQ Defendants and Additional Defendants intend to defend the matters vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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

The Counterclaim Defendants denied the claims against them and filed a motion to dismiss the suit. During 2023, the court dismissed the claims against dMY Technology Group, Inc. III (“dMY III”), the former legal registrant of IonQ, Inc and the case is now considered closed.

11. STOCKHOLDERS’ EQUITY

Our second amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

Under our second amended and restated certificate of incorporation, our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. Any issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock have been issued as of December 31, 2023.

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

Common Stock Reserved for Issuance

The Company’s common stock reserved for future issuances are as follows:

	As of December 31,
	2023	2022
Stock options outstanding	21,664,377	24,716,270
Warrants to acquire common stock	8,301,202	8,301,202
Public warrants outstanding	5,228,253	5,231,486
Restricted stock units outstanding	15,107,535	9,320,045
Performance-based restricted stock units grants	12,923,499	—
Shares available for grant under the 2021 Equity Incentive Plan	14,075,832	23,415,625
Shares available for issuance under the Employee Stock Purchase Plan	5,354,000	5,354,000
Total common stock reserved	82,654,698	76,338,628

12. WARRANT TRANSACTION AGREEMENT

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”), subject to certain vesting events. Upon closing of the Business Combination, these warrants exercisable for Legacy IonQ Series B-1 preferred stock were assumed by the Company and converted into a warrant to purchase shares of common stock. Except as specifically provided in the Merger Agreement, the Warrant Shares will have the same terms and be subject to the same conditions (including applicable vesting conditions) as set forth in the Legacy IonQ warrant agreement. As of December 31, 2023, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company.

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

13. WARRANT LIABILITIES

The Company assumed 7,500,000 public warrants on September 30, 2021 as part of the Business Combination. As of December 31, 2023, there were 5,228,253 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

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

No public warrants have been redeemed by the Company as of December 31, 2023.

14. STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a 2015 Equity Incentive Plan (the “2015 Plan”), which provided for the grant of share-based compensation to certain officers, directors, employees, consultants, and advisors. Upon the closing of the Business Combination, no further awards were made pursuant to the 2015 Plan and all outstanding Legacy IonQ stock options under the 2015 Plan were assumed by the Company. Such stock options granted under the 2015 Plan will continue to be governed by the terms of the 2015 Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire by their terms. For awards granted under the 2015 Plan, vesting generally occurs over four to five years from the date of grant.

In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2024, the number of shares reserved for issuance under the 2021 Plan increased by 14,215,808. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of December 31, 2023, the Company had 14,075,832 shares available for grant under the 2021 Plan.

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

Expected Term—The expected term of the Company’s options represents the period that the stock options are expected to be outstanding.

The Company has estimated the expected term of its employee stock option awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC, for calculating expected term as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term. Certain of the Company’s stock options began vesting prior to the grant date, in which case the Company uses the remaining vesting term at the grant date in the expected term calculation.

Risk-Free Interest Rate—The Company estimates its risk-free interest rate by using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term.

Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Fair Value of Underlying Common Stock—For stock options granted under the 2015 Plan, because the Company’s common stock was not yet publicly traded on the date of grant, the Company estimated the fair value of common stock prior to closing the Business Combination. The board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of Legacy IonQ’s previously Convertible Redeemable Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares. For stock options granted under the 2021 Plan, the Company utilizes the closing stock price on the date of grant as the fair value of the common stock underlying such options.

The assumptions used to estimate the fair value of stock options granted are as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.09%	2.60%
Expected term (in years)	5.50	5.82
Expected volatility	80.63%	75.82%
Dividend yield	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	24,716,270	$2.19	7.32	$49.69
Granted	104,020	13.53
Exercised	(1,800,450)	1.25
Cancelled/ Forfeited	(1,355,463)	3.23
Outstanding as of December 31, 2023	21,664,377	$2.26	6.05	$220.08
Exercisable as of December 31, 2023	14,987,758	$1.44	5.41	$164.45
Exercisable and expected to vest as of December 31, 2023	21,664,377	$2.26	6.05	$220.08

The following table summarizes additional information on stock option grants, vesting and exercises (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022
Total intrinsic value of options exercised	$18.6	$6.7
Aggregate grant-date fair value of options vested	$15.5	$9.9
Weighted-average grant date fair value per share for options granted	$9.38	$5.58

Early Exercised Stock Options

As of December 31, 2023 and 2022, there were 403,764 and 905,128 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of December 31, 2023 and 2022, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.8 million and $2.0 million, respectively, in its consolidated balance sheets.

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2022	9,320,045	$7.02	3.21	$65.38
Granted	11,072,072	9.97
Vested	(4,466,894)	7.89
Forfeited	(817,688)	7.42
Outstanding as of December 31, 2023	15,107,535	$8.90	2.98	$134.42
Expected to vest after December 31, 2023	15,066,535	$8.89	2.98	$133.89

During the years ended December 31, 2023 and 2022, the Company released 566,389 and 81,134 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

During the year ended December 31, 2023, the Company granted performance-based restricted stock unit awards (“PSU”) to certain officers and employees, which vest over approximately four years. The target number of PSUs granted was 4,641,564. The number of shares that can be earned will range from 0% to 300% of the target number of shares, based on the Company's achievement of certain financial and technical goals, as well as a stock price hurdle requirement for a portion of the awards. In the event that the stock price hurdle is not met at the time the PSUs vest, the maximum PSU opportunity shall be limited to target (100%) performance. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable of vesting as of December 31, 2023. No PSUs were granted during the year ended December 31, 2022.

For the portion of the PSUs subject to the stock price hurdle, the fair value was determined using a Monte Carlo simulation model. The Monte Carlo simulation model requires estimates of highly subjective assumptions, which affect the fair value of each PSU.

Expected Volatility—As the Company was privately held until 2021 and there has been limited history of a public market for its common stock prior to closing the Business Combination, the expected volatility is based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data.

Contractual Term—The Company utilizes the remaining performance period on the date of grant as the contractual term, which represents the period that the PSUs are expected to be outstanding.

Risk-Free Interest Rate—The Company estimates its risk-free interest rate by using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term.

Dividend Yield—The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Fair Value of Underlying Common Stock—The Company utilizes the closing stock price on the date of grant as the fair value of the common stock underlying such PSUs in the Monte Carlo simulation model.

The assumptions used to estimate the fair value of PSUs subject to the stock price hurdle are as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.59%	—%
Contractual term (in years)	3.37	—
Expected volatility	80.00%	—%
Dividend yield	—%	—%

The PSU activity is summarized in the following table, based on awards at target:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2022	—	$—	—	$—
Granted	4,641,564	15.74
Forfeited	(333,731)	15.56
Outstanding as of December 31, 2023	4,307,833	$15.75	3.17	$67.86
Expected to vest after December 31, 2023(1)	6,461,750	$15.06	3.17	$97.34

(1)
Represents the number of PSUs expected to vest, which may exceed the target number of shares, based on the Company's probability assessment of expected performance during the performance period.

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs and PSUs, which are included in the consolidated financial statements, is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$2,819	$902
Research and development	40,103	13,472
Sales and marketing	6,762	1,298
General and administrative	20,059	15,784
Stock-based compensation, net of amounts capitalized	$69,743	$31,456
Capitalized stock-based compensation—Intangibles and fixed assets	4,702	1,741
Total stock-based compensation	$74,445	$33,197

Unrecognized Stock-Based Compensation

A summary of the Company's remaining unrecognized compensation expense and the weighted-average remaining amortization period as of December 31, 2023, related to its non-vested stock option awards, RSUs and PSUs is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$122.8	3.1
Performance-based restricted stock units	87.0	3.2
Stock options	26.5	2.2

Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S.

Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 5,354,000 shares. The ESPP provides for an annual increase on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, equal to the lesser of (i) 1% of the fully diluted shares of common stock outstanding on the last day of the prior fiscal year, (ii) 10,708,000 shares, or (iii) a lesser number of shares determined by the Company’s board of directors prior to such increase. The board of directors elected not to approve the annual increase of ESPP shares on January 1, 2024.

Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of December 31, 2023, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.

15. INCOME TAXES

The current and deferred components of the provision for income taxes for federal, state and foreign jurisdictions for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	48	—
Total current tax expense (benefit)	$48	$—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax expense (benefit)	$—	$—
Total tax expense (benefit)	$48	$—

The Company’s provision for income taxes differs from the amount determined by applying the applicable federal statutory tax rate to the loss before income taxes due to the valuation allowance for the net deferred income tax assets. A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	Year Ended December 31,
	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%
State and local income taxes	4.5%	7.4%
R&D tax credits	3.1%	5.9%
Stock-based compensation	2.6%	(5.1)%
Warrant expense	(2.5)%	13.0%
Change in tax rates	(0.4)%	0.4%
Provision to return and deferred tax adjustments	(0.2)%	10.9%
Valuation allowance	(28.0)%	(53.4)%
Other	(0.1)%	(0.1)%
Effective tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Accrued bonus	$3,652	$1,018
Unearned revenue	1,233	—
Stock-based compensation	7,308	2,965
Depreciation and amortization	2,843	2,725
Capitalized R&D costs	27,432	8,262
Lease liabilities	2,031	1,068
R&D credit carryforwards	11,428	6,240
Net operating loss carryforwards	36,197	24,836
Other	686	2,256
Total deferred tax assets	$92,810	$49,370
Valuation allowance	(90,963)	(48,212)
Total deferred tax assets, net of valuation allowance	$1,847	$1,158
Deferred tax liabilities:
Right of use assets	(1,142)	(989)
Other	(705)	(169)
Total deferred tax liabilities	$(1,847)	$(1,158)
Net deferred tax assets (liabilities)	$—	$—

The following table summarizes the activity in the Company’s valuation allowance against its gross deferred tax assets (in thousands):

	2023	2022
Beginning balance	$48,212	$20,388
Charged to costs and expenses	44,123	25,925
Charged (credited) to other accounts	(1,372)	1,899
Ending balance	$90,963	$48,212

The Company had pre-tax U.S. federal and state net operating loss carryforwards of approximately $143.4 million and $95.7 million, respectively, as of December 31, 2023. The Company’s net operating loss carryforwards generated prior to January 1, 2018 of $1.1 million will begin to expire, if not utilized, in 2036. The Company’s net operating loss carry forwards generated after December 31, 2017, will carryforward indefinitely. As of December 31, 2023, the Company had U.S. federal and state tax credit carryforwards of $11.6 million. The tax credit carryforwards will expire between 2025 and 2043.

The deductibility of such credits and net operating losses (“NOL”) may be limited. Under Sections 383 and 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change credits and NOL carryforwards and other pre-change tax attributes to offset its post-change income, may be limited. The Company has not determined if it has experienced Section 383/382 ownership changes in the past and if a portion of its NOL and tax credit carryforwards are subject to an annual limitation. In addition, the Company may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of its control. If the Company determines that an ownership change has occurred and its ability to use its historical NOL and tax credit carryforwards is significantly limited, it would harm the Company’s future operating results by effectively increasing its future tax obligations.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2023 and 2022, the Company has concluded that it is not more likely than not that its deferred income tax assets will be realized. Accordingly, the Company has provided a full valuation allowance, for each of the years ended December 31, 2023 and 2022. The net increase in the valuation allowance of $42.8 million is due to the impacts of capitalized research and development and current year operating losses.

The Company is generally subject to a three-year statute of limitations by major tax jurisdictions. The current tax years that are subject for examination are tax years 2018 through 2022, although tax years dating back to 2016 remain open up to the tax attribute amounts carried forward for future use.

16. LEASES

The Company has operating leases for its various facilities, including its two primary locations in College Park, Maryland, and Bothell, Washington. The College Park, Maryland facility is used for research and development, servicing customers and corporate functions and is leased from UMD. Refer to Note 18 for further information. The Bothell, Washington facility is used for manufacturing, research and development, and general office space. Both the College Park, Maryland, and Bothell, Washington, leases expire in 2030. As of December 31, 2023 and 2022, the weighted-average remaining lease term was 6.5 years and 7.9 years, respectively, and the weighted-average discount rate was 9.0% and 11.9%, respectively.

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

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost(1)
Fixed lease cost	$1,458	$763
Short-term cost	145	79
Total operating lease cost	$1,603	$842

(1)
The lease costs are reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cost of revenue	$145	$53
Research and development	722	612
Sales and marketing	84	46
General and administrative	652	131
Total operating lease cost	$1,603	$842

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash payments (receipts) included in the measurement of operating lease liabilities, net	$(1,790)	$644

As of December 31, 2023, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2024	$1,498
2025	2,089
2026	2,414
2027	2,449
2028	2,523
Thereafter	3,862
Total lease payments	$14,835
Less: imputed interest	(3,748)
Less: lease incentives	(2,982)
Present value of operating lease liabilities	$8,105

In December 2023, the Company amended the Bothell, Washington lease agreement to increase the rentable square feet by approximately 36,000 (the “Additional Space”), for a total of 101,000 square feet. The lease amendment is accounted for as a lease modification in accordance with ASC 842, resulting in a $0.8 million reduction to the ROU asset and lease liability for the existing space. The lease for the Additional Space will commence in 2024 and expire in 2030. The lease amendment provides for total future lease payments of approximately $4.3 million for the Additional Space.

In February 2024, the Company entered into a lease agreement for approximately 27,000 square feet in Arlesheim, Switzerland, which will commence in 2024 and expire in 2029, with total future lease payments of approximately $4.3 million.

17. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan (the “401(k) Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made a matching contribution of $1.6 million and $0.9 million to the 401(k) Plan for the years ended December 31, 2023 and 2022, respectively.

18. RELATED PARTY TRANSACTIONS

Transactions with UMD and Duke

As described in Note 8, the Company entered into a License Agreement and Option Agreement with UMD and Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the amendments to the Option Agreements, has purchased research and development services. The Company considers these agreements to be related party transactions because the Company’s Co-founder and Chief Technology Officer serves as a professor at Duke and the Company’s Co-founder and former Chief Scientist served as a professor at UMD. During 2021, the Company’s former Chief Scientist moved to Duke and, in his role as a professor at Duke, co-lead the research subject to the License Agreement and Option Agreement with Duke, alongside the Company's Chief Technology Officer, until his departure from the Company. The Company's Chief Technology Officer continues to lead the research subject to the License Agreement and Option Agreement with Duke as of December 31, 2023.

In addition, the Company has an operating lease for office space with UMD, which expires in 2030. Future minimum lease payments as of December 31, 2023 are $5.7 million. The lease costs and cash flow related to the operating lease were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Fixed lease cost	$763	$763
Lease payments	$671	$644

A summary of the weighted-average remaining lease term and weighted-average discount rate is presented below:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term (in years)	6.9	7.9
Weighted-average discount rate	11.9%	11.9%

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

The Company’s results from transactions with related parties, as reflected in the consolidated statements of operations are detailed below. Except as noted below, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$4,585	$4,022
Cost of revenue	132	51
Research and development(1)	1,035	1,082
Sales and marketing(2)	57	131
General and administrative(3)	116	117

(1)
Included in research and development are expenses attributable to Duke of $0.5 million for each of the years ended December 31, 2023 and 2022.
(2)
Included in sales and marketing are expenses attributable to Duke of less than $0.1 million and zero for the years ended December 31, 2023 and 2022, respectively.
(3)
Included in general and administrative are expenses attributable to Duke of less than $0.1 million and zero for the years ended December 31, 2023 and 2022, respectively.

The Company has the following balances related to transactions with related parties, as reflected in the consolidated balance sheets. Except as noted below, all transactions in the table below relate to the Company’s arrangements with UMD (in thousands):

	December 31,	December 31,
	2023	2022
Assets
Prepaid expenses and other current assets ($520 and $520 attributable to Duke)	$531	$529
Operating lease right-of-use asset	3,452	3,753
Other noncurrent assets ($805 and $1,325 attributable to Duke)	805	1,325
Liabilities
Accounts payable ($6 and zero attributable to Duke)	$6	$29
Accrued expenses ($6 and zero attributable to Duke)	124	—
Current operating lease liabilities	661	591
Unearned revenue	2,670	3,514
Non-current operating lease liabilities	3,181	3,459

19. GEOGRAPHIC INFORMATION

Revenue generated for customers located in the United States was approximately 85% and 82% of revenue for the years ended December 31, 2023 and 2022, respectively.