Form 10-Q
period 2024-03-31
IonQ, Inc.
filed 2024-05-10
CIK 1824920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, there were 211,454,927 shares of common stock, par value $0.0001 per share, issued and outstanding.

IONQ, INC.

QUARTERLY REPORT ON FORM 10-Q

GLOSSARY OF SELECTED TERMINOLOGY

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the following terms have the respective meaning as defined below:

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

PART 1-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$60,074	$35,665
Short-term investments	315,276	319,776
Accounts receivable	9,556	11,467
Prepaid expenses and other current assets	25,022	23,081
Total current assets	409,928	389,989
Long-term investments	59,090	100,489
Property and equipment, net	42,380	37,515
Operating lease right-of-use assets	9,261	4,613
Intangible assets, net	16,865	15,077
Goodwill	726	742
Other noncurrent assets	5,612	5,155
Total Assets	$543,862	$553,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,852	$5,599
Accrued expenses	10,541	18,376
Current portion of operating lease liabilities	1,178	710
Unearned revenue	16,742	12,087
Current portion of stock option early exercise liabilities	392	392
Total current liabilities	34,705	37,164
Operating lease liabilities, net of current portion	14,452	7,395
Unearned revenue, net of current portion	181	447
Stock option early exercise liabilities, net of current portion	350	448
Warrant liabilities	14,378	23,004
Other noncurrent liabilities	27	128
Total liabilities	$64,093	$68,586
Commitments and contingencies (see Note 7)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 210,844,442 and 206,611,704 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$21	$20
Additional paid-in capital	873,133	839,014
Accumulated deficit	(391,665)	(352,073)
Accumulated other comprehensive loss	(1,720)	(1,967)
Total stockholders’ equity	$479,769	$484,994
Total Liabilities and Stockholders’ Equity	$543,862	$553,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$7,582	$4,285
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	3,414	1,036
Research and development	32,368	16,233
Sales and marketing	6,701	2,667
General and administrative	14,020	10,581
Depreciation and amortization	3,955	1,791
Total operating costs and expenses	60,458	32,308
Loss from operations	(52,876)	(28,023)
Gain (loss) on change in fair value of warrant liabilities	8,627	(3,610)
Interest income, net	4,799	4,231
Other income (expense), net	(134)	64
Loss before income tax expense	(39,584)	(27,338)
Income tax benefit (expense)	(8)	—
Net loss	$(39,592)	$(27,338)
Net loss per share attributable to common stockholders— basic and diluted	$(0.19)	$(0.14)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	208,159,439	200,112,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(39,592)	$(27,338)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	222	1,926
Currency translation adjustments	25	—
Total other comprehensive income (loss)	247	1,926
Total comprehensive loss	$(39,345)	$(25,412)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2023	206,611,704	$20	$839,014	$(352,073)	$(1,967)	$484,994
Net loss	—	—	—	(39,592)	—	(39,592)
Other comprehensive income (loss)	—	—	—	—	247	247
Stock options exercised	1,443,146	—	486	—	—	486
Vesting of restricted common stock	48,145	—	98	—	—	98
Issuance of common stock from the settlement of restricted stock units	2,741,447	1	11,442	—	—	11,443
Stock-based compensation	—	—	22,093	—	—	22,093
Balance, March 31, 2024	210,844,442	$21	$873,133	$(391,665)	$(1,720)	$479,769

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	199,862,123	$20	$769,848	$(194,302)	$(7,355)	$568,211
Net loss	—	—	—	(27,338)	—	(27,338)
Other comprehensive income (loss)	—	—	—	—	1,926	1,926
Stock options exercised	131,492	—	52	—	—	52
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	3,730	—	—	—	—	—
Stock-based compensation	—	—	9,104	—	—	9,104
Balance, March 31, 2023	200,122,686	$20	$779,286	$(221,640)	$(5,429)	$552,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,592)	$(27,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,955	1,791
Non-cash research and development arrangements	130	130
Stock-based compensation	22,061	10,268
(Gain) loss on change in fair value of warrant liabilities	(8,627)	3,610
Amortization of premiums and accretion of discounts on available-for-sale securities	(2,302)	(1,915)
Other, net	809	345
Changes in operating assets and liabilities:
Accounts receivable	1,897	2,044
Prepaid expenses and other current assets	(4,656)	(939)
Accounts payable	(521)	728
Accrued expenses	(554)	920
Unearned revenue	4,389	(3,271)
Other assets and liabilities	2,546	(188)
Net cash provided by (used in) operating activities	$(20,465)	$(13,815)
Cash flows from investing activities:
Purchases of property and equipment	(3,140)	(1,185)
Capitalized software development costs	(1,400)	(843)
Intangible asset acquisition costs	(357)	(318)
Purchases of available-for-sale securities	(66,619)	(64,430)
Maturities and sales of available-for-sale securities	115,045	88,091
Net cash provided by (used in) investing activities	$43,529	$21,315
Cash flows from financing activities:
Proceeds from stock options exercised	486	52
Tax withholding receipts (payments) related to vested and released RSUs, net	873	(18)
Net cash provided by (used in) financing activities	$1,359	$34
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4	—
Net change in cash, cash equivalents and restricted cash	24,427	7,534
Cash, cash equivalents and restricted cash at the beginning of the period	38,081	46,367
Cash, cash equivalents and restricted cash at the end of the period	$62,508	$53,901
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$3,043	$153
Intangible asset purchases in accounts payable and accrued expenses	391	216
Operating lease right-of-use assets subject to lease liability	5,021	2,239
Bonus settled in restricted stock units	11,443	—
Net share settled stock option exercises	1,016	—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2023, and the notes thereto are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP as determined by the Financial Accounting Standards Board (“FASB”). Such condensed consolidated financial statements include the accounts of IonQ and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2024, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2024, or thereafter. All references to March 31, 2024 and 2023, in the notes to the condensed consolidated financial statements are unaudited.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks, checking deposits, and money market funds. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and corporate credit cards is included in other noncurrent assets in the condensed consolidated balance sheets. The Company issues letters of credit in the ordinary course of business, including for lease arrangements. As of March 31, 2024 and December 31, 2023, letters of credit totaling $2.1 million were outstanding.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$60,074	$35,665
Restricted cash	2,434	2,416
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$62,508	$38,081

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

	March 31,	December 31,
	2024	2023
Billed accounts receivable	$8,564	$8,564
Unbilled accounts receivable	992	2,903
Total accounts receivable	$9,556	$11,467

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

The Company did not have any allowance for credit losses as of either March 31, 2024 or December 31, 2023.

Materials and Supplies, Net

Materials and supplies are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used for maintenance, research and development efforts or to service customer contracts are expensed when consumed. The Company capitalized $1.0 million and $0.8 million of materials and supplies to property and equipment for the three months ended March 31, 2024 and 2023, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three months ended March 31, 2024 and 2023, excess and obsolescence charges were less than $0.1 million and zero, respectively.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company primarily invests in debt securities and classifies its investments as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Investments not considered cash equivalents, with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in the condensed consolidated balance sheets in accumulated other comprehensive loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the condensed consolidated balance sheets in prepaid expenses and other current assets. As of March 31, 2024 and December 31, 2023, accrued interest receivable was $1.9 million and $2.1 million, respectively.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of March 31, 2024, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

Software Development Costs

The Company incurs software development costs for internal-use software, which the Company primarily uses to provide services to its customers, as well as for external-use software that will be part of a product to be sold, leased, or marketed.

Internal-Use Software

The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. Capitalized internal-use software is recorded within intangible assets, net, in the condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company capitalized $2.6 million and $1.3 million in internal-use software costs, respectively. The Company amortized $1.1 million and $0.5 million of capitalized internal-use software costs during the three months ended March 31, 2024 and 2023, respectively.

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during the three months ended March 31, 2024 and 2023.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for the three months ended March 31, 2024 or 2023.

Warrant Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued upon exercise or at each reporting date for the unexercised warrants, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The warrants of dMY assumed in the Business Combination are classified as liabilities and remeasured at each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Revenue Recognition

The Company derives revenue from the design, development, and construction of specialized quantum computing hardware together with related services, from providing access to its quantum-computing-as-a-service (“QCaaS” or “Platform” services), and from consulting services related to co-developing algorithms on the quantum computing systems. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

For the three months ended March 31, 2024 and 2023, substantially all revenue was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of March 31, 2024 and December 31, 2023, total capitalized costs were $2.4 million and $2.8 million, respectively. Amortization expense was $0.4 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

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

Under an agreement with Duke University (“Duke”), the Company issued common shares to Duke in consideration for research and development services through July 15, 2026. The agreement is considered a research and development service arrangement and recorded as a prepayment based on the fair value of the common stock issued and is amortized over the term of the arrangement as services are received. The Company recognized $0.1 million of research and development expense related to the agreement with Duke during each of the three months ended March 31, 2024 and 2023.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three months ended March 31, 2024, the Company had two significant customers that accounted for 69% of total revenue. For the three months ended March 31, 2023, the Company had three significant customers that accounted for 73% of total revenue.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
Numerator:	2024	2023
Net loss attributable to common stockholders	$(39,592)	$(27,338)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders— basic and diluted	208,159,439	200,112,855
Net loss per share attributable to common stockholders—basic and diluted	$(0.19)	$(0.14)

In periods with a reported net loss, the effect of stock options, warrants, unvested restricted stock units, unvested performance-based restricted stock units, and unvested common stock (including unvested restricted common stock) are excluded and diluted loss per share is equal to basic loss per share. The following is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net loss per common share:

	Three Months Ended March 31,
	2024	2023
Common stock options outstanding	20,753,133	24,499,968
Warrants to purchase common stock	8,301,202	8,301,202
Public warrants	5,228,253	5,231,486
Unvested restricted stock units	16,221,026	9,077,343
Unvested performance-based restricted stock units	2,030,526	—
Unvested common stock	379,691	842,454
Total	52,913,831	47,952,453

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of March 31, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$28,863	$—	$—	$28,863	$25,131	$—	$—	$25,131
Commercial paper	3,992	—	(3)	3,989	16,374	—	(14)	16,360
Corporate notes and bonds	124,011	1	(1,250)	122,762	176,793	38	(1,854)	174,977
Municipal bonds	—	—	—	—	4,990	—	(43)	4,947
US government and agency	281,743	18	(501)	281,260	237,015	311	(395)	236,931
Total cash, cash equivalents, restricted cash and investments	$438,609	$19	$(1,754)	$436,874	$460,303	$349	$(2,306)	$458,346

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023 (in thousands).

	As of March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Commercial paper	$3,989	$(3)	$—	$—	$3,989	$(3)
Corporate notes and bonds	9,128	(46)	104,889	(1,204)	114,017	(1,250)
US government and agency	220,767	(328)	27,235	(173)	248,002	(501)
Total	$233,884	$(377)	$132,124	$(1,377)	$366,008	$(1,754)

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Commercial paper	$16,360	$(14)	$—	$—	$16,360	$(14)
Corporate notes and bonds	11,074	(58)	151,174	(1,796)	162,248	(1,854)
Municipal bonds	—	—	4,947	(43)	4,947	(43)
US government and agency	109,540	(192)	24,795	(203)	134,335	(395)
Total	$136,974	$(264)	$180,916	$(2,042)	$317,890	$(2,306)

The Company did not have any allowance for credit losses as of either March 31, 2024 or December 31, 2023. The Company neither intends to nor believes that it is more likely than not that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale securities as of March 31, 2024, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$26,459	$2,404	$28,863
Commercial paper	3,989	—	3,989
Corporate notes and bonds	109,165	13,597	122,762
US government and agency	235,767	45,493	281,260
Total	$375,380	$61,494	$436,874

4. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$28,863	$—	$—	$28,863
US government and agency	—	33,645	—	33,645
Total cash, cash equivalents and restricted cash	$28,863	$33,645	$—	$62,508
Short-term investments:
Commercial paper	—	3,989	—	3,989
Corporate notes and bonds	—	109,165	—	109,165
US government and agency	—	202,122	—	202,122
Total short-term investments	$—	$315,276	$—	$315,276
Long-term investments:
Corporate notes and bonds	—	13,597	—	13,597
US government and agency	—	45,493	—	45,493
Total long-term investments	$—	$59,090	$—	$59,090
Total Assets	$28,863	$408,011	$—	$436,874
Liabilities
Public warrants	$14,378	$—	$—	$14,378

	Fair Value Measured as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$25,131	$—	$—	$25,131
US government and agency	—	12,950	—	12,950
Total cash, cash equivalents and restricted cash	$25,131	$12,950	$—	$38,081
Short-term investments:
Commercial paper	—	16,360	—	16,360
Corporate notes and bonds	—	130,423	—	130,423
Municipal bonds	—	4,947	—	4,947
US government and agency	—	168,046	—	168,046
Total short-term investments	$—	$319,776	$—	$319,776
Long-term investments:
Corporate notes and bonds	—	44,554	—	44,554
US government and agency	—	55,935	—	55,935
Total long-term investments	$—	$100,489	$—	$100,489
Total Assets	$25,131	$433,215	$—	$458,346
Liabilities
Public warrants	$23,004	$—	$—	$23,004

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company's letter of credit and corporate credit cards.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the period. On March 31, 2024, the closing trading price of the public warrants was $2.75 per warrant.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment and acquired computer software	$5,286	$4,537
Machinery, equipment, furniture and fixtures	9,843	9,238
Leasehold improvements	14,744	10,043
Quantum computing systems	29,836	28,296
Gross property and equipment	59,709	52,114
Less: accumulated depreciation	(17,329)	(14,599)
Total property and equipment, net	$42,380	$37,515

Depreciation expense for the three months ended March 31, 2024 and 2023 was $2.7 million and $1.2 million, respectively.

6. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	March 31,	December 31,
	2024	2023
Materials and supplies	$16,249	$12,476
Prepaid expenses	5,137	5,696
Other current assets	3,636	4,909
Total prepaid expenses and other current assets	$25,022	$23,081

Accrued expenses are composed of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued salaries and other payroll liabilities	$5,026	$15,950
Accrued professional services	1,310	605
Accrued equipment and services liabilities for research and development	1,014	112
Accrued expenses—other	3,191	1,709
Total accrued expenses	$10,541	$18,376

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

8. WARRANTS

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”), subject to certain vesting events. Upon closing of the Business Combination, the Warrant Shares were assumed by the Company and converted into a warrant to purchase shares of common stock. As of March 31, 2024, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company. The Warrant Shares will vest and become exercisable upon satisfaction of certain milestones based on revenue generated under the commercial agreement with the customer, to the extent certain prepayments are made by the customer. The exercise price for the Warrant Shares is $1.38 per share and the warrant is exercisable through November 2029. As the Warrant Shares were issued in connection with an existing commercial agreement with a customer, the value of the Warrant Shares was determined to be consideration payable to the customer and consequently will be treated as a reduction to revenue recognized under the corresponding revenue arrangement to the extent the Warrant Shares vest and become exercisable.

As part of the Business Combination, the Company assumed 7,500,000 public warrants on September 30, 2021 as part of the Business Combination. As of March 31, 2024, there were 5,228,253 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The public warrants are classified as liabilities and remeasured at each reporting period. No public warrants have been redeemed by the Company as of March 31, 2024.

9. REVENUE

Disaggregated Revenue

The Company's revenues disaggregated by revenue source is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Specialized quantum computing hardware	$3,619	$1,334
Platform, consulting and support services	3,963	2,951
Total revenue	$7,582	$4,285

The Company's revenues disaggregated by customer location is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$7,062	$3,690
International	520	595
Total revenue	$7,582	$4,285

Remaining Performance Obligations

As of March 31, 2024, approximately $61.8 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 40% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

The following table summarizes the changes in unearned revenue for the three months ended March 31, 2024 (in thousands):

Total
Balance as of December 31, 2023	$12,534
Revenue recognized	(6,072)
New deferrals, net	10,461
Balance as of March 31, 2024	$16,923

10. STOCK-BASED COMPENSATION

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

In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2024, the number of shares reserved for issuance under the 2021 Plan increased by 14,215,808. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of March 31, 2024, the Company had 25,096,978 shares available for grant under the 2021 Plan.

Under both equity incentive plans, all options granted have a contractual term of 10 years.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. For stock options granted during the three months ended March 31, 2024 and 2023, the assumptions for the Black-Scholes option-pricing model were developed as follows:

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

Fair Value of Underlying Common Stock—The Company utilizes the closing stock price on the date of grant as the fair value of the common stock underlying such stock options in the Black-Scholes option-pricing model.

The assumptions used to estimate the fair value of stock options granted are as follows:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.31%	—%
Expected term (in years)	6.00	—
Expected volatility	79.33%	—%
Dividend yield	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	21,664,377	$2.26
Granted	52,640	11.24
Exercised	(1,542,328)	0.97
Cancelled/ Forfeited	—	—
Outstanding as of March 31, 2024	20,174,689	$2.38	6.17	$157.09
Exercisable as of March 31, 2024	14,582,299	$1.57	5.70	$124.52
Exercisable and expected to vest as of March 31, 2024	20,174,689	$2.38	6.17	$157.09

Early Exercised Stock Options

As of March 31, 2024 and December 31, 2023, there were 355,619 and 403,764 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of March 31, 2024 and December 31, 2023, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.7 million and $0.8 million, respectively, in its condensed consolidated balance sheets.

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2023	15,107,535	$8.90
Granted	4,860,915	10.41
Vested	(2,741,447)	8.71
Forfeited	(187,174)	6.55
Outstanding as of March 31, 2024	17,039,829	$9.39	2.96	$170.23
Expected to vest after March 31, 2024	16,998,829	$9.38	2.96	$169.82

During the three months ended March 31, 2024 and 2023, the Company released 1,064,518 and zero RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

During the year ended December 31, 2023, the Company granted performance-based restricted stock unit awards (“PSU”) to certain officers and employees, which vest over approximately four years. The target number of PSUs granted was 4,641,564. The number of shares that can be earned will range from 0% to 300% of the target number of shares, based on the Company's achievement of certain financial and technical goals, as well as a stock price hurdle requirement for a portion of the awards. In the event that the stock price hurdle is not met at the time the PSUs vest, the maximum PSU opportunity shall be limited to target (100%) performance. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable of vesting as of March 31, 2024.

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

There were no PSUs granted during the three months ended March 31, 2024 and 2023.

The PSU activity is summarized in the following table, based on awards at target:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2023	4,307,833	$15.75
Forfeited	(500,597)	15.56
Outstanding as of March 31, 2024	3,807,236	$15.78	2.92	$38.03
Expected to vest after March 31, 2024(1)	5,710,854	$15.09	2.92	$57.05
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

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs, and PSUs, which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,005	$349
Research and development	12,366	5,280
Sales and marketing	2,775	764
General and administrative	5,915	3,875
Stock-based compensation, net of amounts capitalized	$22,061	$10,268
Capitalized stock-based compensation—Intangibles and fixed assets	1,598	619
Total stock-based compensation	$23,659	$10,887

Unrecognized Stock-Based Compensation

A summary of the Company's remaining unrecognized compensation expense and the weighted-average remaining amortization period as of March 31, 2024, related to its non-vested RSUs, PSUs, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$147.5	3.1
Performance-based restricted stock units	71.0	2.9
Stock options	23.6	2.0

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

Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of March 31, 2024, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.

11. INCOME TAXES

Income tax expense was less than $0.1 million for the three months ended March 31, 2024, due to the Company's international operations. Income tax expense was zero for the three months ended March 31, 2023. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of March 31, 2024, and December 31, 2023. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

12. LEASES

The Company has operating leases for its various facilities, including its two primary locations in College Park, Maryland, and Bothell, Washington. The College Park, Maryland facility is used for research and development, servicing customers and corporate functions and is leased from the University of Maryland (“UMD”). The Bothell, Washington facility is used for manufacturing, research and development, and general office space. Both the College Park, Maryland, and Bothell, Washington, leases expire in 2030. As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease term was 6.0 years and 6.5 years, respectively, and the weighted-average discount rate was 8.3% and 9.0%, respectively.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost(1)
Fixed lease cost	$554	$360
Short-term cost	45	43
Total operating lease cost	$599	$403

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$63	$14
Research and development	334	172
Sales and marketing	21	13
General and administrative	181	204
Total operating lease cost	$599	$403

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash payments (receipts) included in the measurement of operating lease liabilities, net	$(2,323)	$166

As of March 31, 2024, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2024	$1,865
2025	3,411
2026	3,932
2027	3,994
2028	4,095
Thereafter	5,333
Total lease payments	$22,630
Less: imputed interest	(5,056)
Less: lease incentives	(1,944)
Present value of operating lease liabilities	$15,630

13. RELATED PARTY TRANSACTIONS

Transactions with University of Maryland

The Company has contracts with UMD, including contracts to provide certain quantum computing services and facility access, to provide customized quantum computing hardware, and an operating lease. Following the departure of the Company's Chief Scientist, UMD is no longer considered a related party as of January 1, 2024. Revenue recognized for the three months ended March 31, 2024 and 2023, from contracts entered into while UMD was a related party, was $1.2 million and $1.0 million, respectively.

The Company had the following balances related to contracts entered into while UMD was a related party, as reflected in the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2024	2023
Assets
Operating lease right-of-use asset	3,373	3,452
Liabilities
Current portion of operating lease liabilities	666	661
Unearned revenue	1,447	2,670
Operating lease liabilities, net of current portion	3,101	3,181

Transactions with Duke University

In July 2016, the Company entered into an exclusive license agreement (the “License Agreement”) and an exclusive option agreement (the “Option Agreement”) with Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the amendments to the Option Agreements, has purchased research and development services. The Company considers these agreements to be related party transactions because the Company’s Scientific Advisor and former Chief Technology Officer serves as a professor at Duke. The Company’s Scientific Advisor and former Chief Technology Officer continues to lead the research subject to the License Agreement and Option Agreement with Duke as of March 31, 2024. The Company recognized $0.1 million of research and development expense related to these agreements during the three months ended March 31, 2024 and 2023.

The Company has the following balances related to these agreements, as reflected in the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2024	2023
Assets
Prepaid expenses and other current assets	$520	$520
Other noncurrent assets	675	805

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2023, filed with the SEC on February 28, 2024.

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

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $39.6 million and $27.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $391.7 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

Business and Technical Highlights

•
We announced early results from our work with Deutsches Elektronen-Synchrotron (DESY) to use IonQ Aria to optimize gate assignments for airplanes to reduce travel time, demonstrating quantum computing’s potential as a more effective solution than classical computing for this problem.
•
In April, we announced a collaboration with Oak Ridge National Lab to explore how quantum computing technology can be used to improve the United States power grid.
•
We announced a strategic agreement with South Carolina Quantum to provide quantum computing capabilities and professional services to institutions throughout the state, including higher education. South Carolina joins Maryland and Washington as the latest U.S. state entering into a quantum partnership with us.
•
We announced that our first IonQ Forte Enterprise system for customer delivery is currently under construction at our recently completed Seattle manufacturing facility.

•
We announced that we have team members on the ground assembling components to prepare for the delivery of the first system to our new Basel, Switzerland data center.
•
In April, we announced the addition of Stacey Giamalis as our new Chief Legal Officer and Corporate Secretary. Giamalis will oversee our global legal affairs including intellectual property, corporate, contracting, and regulatory compliance. Giamalis joins us with over 20 years of experience in the technology sector, including most recently as SVP, General Counsel and Corporate Secretary of PagerDuty, Inc.
•
We announced the addition of renowned quantum expert Dr. Martin Roetteler as our new Head of Quantum Applications. Dr. Roetteler will be leading our Quantum Applications development team, which identifies commercial applications of our trapped ion computers. Dr. Roetteler joins the company from Microsoft, where he led both the Applied Research and Quantum Exploration teams.

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

General and administrative

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated facility and other costs for our corporate, executive, finance, and other administrative functions. General and administrative expenses also include expenses for outside professional services, including legal, auditing and accounting services, recruitment expenses, information technology, travel expenses, certain non-income taxes, insurance, and other administrative expenses. We expect our general and administrative expenses to increase for the foreseeable future as we scale with the growth of our business.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$7,582	$4,285
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	3,414	1,036
Research and development(1)	32,368	16,233
Sales and marketing(1)	6,701	2,667
General and administrative(1)	14,020	10,581
Depreciation and amortization	3,955	1,791
Total operating costs and expenses	60,458	32,308
Loss from operations	(52,876)	(28,023)
Gain (loss) on change in fair value of warrant liabilities	8,627	(3,610)
Interest income, net	4,799	4,231
Other income (expense), net	(134)	64
Loss before income tax expense	(39,584)	(27,338)
Income tax benefit (expense)	(8)	—
Net loss	$(39,592)	$(27,338)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$1,005	$349
Research and development	12,366	5,280
Sales and marketing	2,775	764
General and administrative	5,915	3,875

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Revenue	$7,582	$4,285	$3,297	77%

Revenue increased by $3.3 million, or 77%, to $7.6 million for the three months ended March 31, 2024, from $4.3 million for the three months ended March 31, 2023. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as new revenue contracts under which we provided services during the three months ended March 31, 2024.

Cost of revenue

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$3,414	$1,036	$2,378	230%

Cost of revenue increased by $2.4 million, or 230%, to $3.4 million for the three months ended March 31, 2024, from $1.0 million for the three months ended March 31, 2023. The increase was driven primarily by the increase in labor costs to service contracts, as well as the increase in materials costs for arrangements to build specialized quantum computing hardware, for the three months ended March 31, 2024.

Research and development

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Research and development	$32,368	$16,233	$16,135	99%

Research and development expense increased by $16.1 million, or 99%, to $32.4 million for the three months ended March 31, 2024, from $16.2 million for the three months ended March 31, 2023. The increase was primarily driven by an increase of $11.4 million in payroll-related expenses, including an increase in stock-based compensation of $7.1 million, as a result of increased headcount and new equity grants, and a $3.0 million increase in materials, supplies and equipment costs.

Sales and marketing

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Sales and marketing	$6,701	$2,667	$4,034	151%

Sales and marketing expense increased by $4.0 million, or 151%, to $6.7 million for the three months ended March 31, 2024, from $2.7 million for the three months ended March 31, 2023. The increase was primarily driven by an increase of $3.3 million of payroll-related expenses, including an increase in stock-based compensation of $2.0 million, as a result of increased headcount and new equity grants, and increased costs to promote our services and other marketing initiatives of approximately $0.7 million.

General and administrative

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(in thousands)
General and administrative	$14,020	$10,581	$3,439	33%

General and administrative expenses increased by $3.4 million, or 33%, to $14.0 million for the three months ended March 31, 2024, from $10.6 million for the three months ended March 31, 2023. The increase was primarily driven by an increase of $3.7 million in payroll-related expenses, including an increase in stock-based compensation of $2.0 million, as a result of increased headcount and new equity grants, offset by a decrease of $0.3 million in professional services fees.

Depreciation and amortization

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Depreciation and amortization	$3,955	$1,791	$2,164	121%

Depreciation and amortization expenses increased by $2.2 million, or 121%, to $4.0 million for the three months ended March 31, 2024, from $1.8 million for the three months ended March 31, 2023. The increase was primarily driven by an increase of $1.0 million and $0.5 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively, and an increase of $0.6 million due to amortization of capitalized internal-use software.

Gain (loss) on change in fair value of warrant liabilities

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$8,627	$(3,610)	$12,237	339%

The change in fair value of warrant liabilities increased by $12.2 million, or 339%, to a gain of $8.6 million for the three months ended March 31, 2024, from a loss of $3.6 million for the three months ended March 31, 2023. The decrease was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Three Months Ended March 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Interest income, net	$4,799	$4,231	$568	13%

Interest income, net increased by $0.6 million, or 13%, to $4.8 million for the three months ended March 31, 2024, from $4.2 million for the three months ended March 31, 2023. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments due to higher interest rates.

Liquidity and Capital Resources

As of March 31, 2024, we had cash, cash equivalents and available-for-sale securities of $434.4 million. Excluded from our available liquidity is $2.4 million of restricted cash, which is primarily recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of March 31, 2024, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of March 31, 2024, we had an accumulated deficit of $391.7 million. During the three months ended March 31, 2024, we incurred net losses of $39.6 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our material cash requirements as of March 31, 2024, include operating lease commitments. As of March 31, 2024, we have total operating lease obligations of $23.9 million, with $2.8 million payable within 12 months.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(20,465)	$(13,815)
Net cash provided by (used in) investing activities	43,529	21,315
Net cash provided by (used in) financing activities	1,359	34

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

Net cash used in operating activities during the three months ended March 31, 2024, was $20.5 million, resulting primarily from a net loss of $39.6 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities, increased compensation costs as a result of hiring personnel and increased costs incurred as a public company.

Net cash used in operating activities during the three months ended March 31, 2023, was $13.8 million, resulting primarily from a net loss of $27.3 million, adjusted for non-cash activity, primarily related to the loss recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities.

Cash flows from investing activities

Net cash provided by investing activities during the three months ended March 31, 2024, was $43.5 million, primarily resulting from cash received from maturities of available-for-sale securities of $115.0 million, offset by purchases of available-for-sale securities of $66.6 million, additions of $3.1 million to property and equipment primarily related to leasehold improvements and the development of our quantum computing systems, and additions of $1.4 million related to capitalized software development costs.

Net cash provided by investing activities during the three months ended March 31, 2023, was $21.3 million, primarily resulting from cash received from maturities of available-for-sale investments of $88.1 million, offset by purchases of available-for-sale securities of $64.4 million and additions of $1.2 million to property and equipment primarily related to the development of our quantum computing systems.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2024, was $1.4 million, primarily resulting from tax withholding receipts related to restricted stock units and proceeds from stock options exercised.

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

There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and concentration of credit. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our Annual Report on Form 10-K. No material changes related to our market risks have occurred since December 31, 2023.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have historically experienced net losses from operations. For the three months ended March 31, 2024, we incurred a loss from operations of $52.9 million. As of March 31, 2024, we had an accumulated deficit of $391.7 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers. Even with significant production, such production may never become profitable.

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

Our ability to scale is dependent also upon components we must source from the optical, mechanical, electronics and semiconductor industries. Shortages or supply interruptions in any of these components will adversely impact our ability to deliver revenues.

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

We may not manage our growth effectively.

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
•
the Reconfigurable Multi-Core Quantum Architecture (RMQA) could prove to be more challenging to develop than expected. This would limit our ability to scale ion traps beyond single-core operation;
•
the photonic interconnect between ion traps could prove more challenging and take longer to perfect than currently expected. This would limit our ability to scale to a sufficiently large number of algorithmic qubits in a single system or network systems together;
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

The markets in which we operate are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter such markets, we expect competition to intensify. Our current competitors include (among others):

•
large, well-established tech companies that generally compete in all of our markets, including Amazon, Google, IBM, Intel, and Microsoft;
•
countries such as China, Russia, Australia, Canada, the United Kingdom, and certain countries in the European Union;
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

We have experienced supply chain issues in the past. If any of the aforementioned factors were to materialize, it could cause us to delay or halt production of our quantum computing solutions and/or entail higher manufacturing costs, any of which could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.

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

We and the third parties upon which we rely may process Sensitive Data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats to our information technology systems, data, and physical facilities (such as those where our quantum computers are stored), including but not limited to ransomware attacks or advanced persistent threats, which could cause security incidents. Additionally, Sensitive Data could be leaked, disclosed or revealed as a result of or in connection with our employees', contractors', consultants', affiliates', or vendors' use of generative AI technologies. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain threat actors, including nation state and other malicious actors, who may steal our

Sensitive Data, including our intellectual property or other proprietary or confidential information, including our trade secrets. Our employees, contractors, affiliates, and/or related parties may have already been directly targeted by nation state actors and may be so targeted in the future.

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

Unfavorable conditions in our industry, the global economy, or other catastrophic events may disrupt our business, could limit our ability to grow, and negatively affect our results of operations.

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

Furthermore, a disruption or failure of our systems or operations because of an earthquake, weather event, cyberattack, terrorist attack, pandemic, or other catastrophic event could cause delays in providing services or performing other critical functions, which could also delay commercial deals and the associated revenue recognition for those deals. Our quantum computing manufacturing facility and a significant portion of our research and development activities, and certain other essential business operations are located in the Seattle, Washington area, which is a seismically active region. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems, or the infrastructure or systems they rely on could harm our ability to conduct normal business operations.

Government actions and regulations, such as tariffs and trade protection measures, may adversely impact our business, including our ability to obtain products from our suppliers.

Political challenges between the United States and countries in which our suppliers are located, including China, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues could adversely impact our business. Specifically, United States-China trade relations remain uncertain. The United States administration has imposed tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide items, and, in certain cases, services, to these entities and, in some cases, to receive items or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of items and service to China and other countries including end-uses related to advanced computing. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. In addition, the Chinese government exercises significant control over China’s economy through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese suppliers, which could harm our business through higher supply costs, reduced availability or both.

Also, due to concerns with the security of products and services from certain telecommunications equipment and services companies based in China, U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). Further, the Chinese government has responded to these U.S. actions by developing an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese counterparties.

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

We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in global markets or subject us to liability if we violate the controls.

Our products, technology, and services are subject to U.S. export controls and economic sanctions, including the Export Administration Regulations administered by the U.S. Department of Commerce and laws and regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control, and these export controls may be revised or augmented in the future. Under these current and future laws and regulations, exports of our products, technology, and services as well as the underlying technology may require export authorizations, including by license, a license exception, or other appropriate government authorizations, and the filing of a classification request or self-classification report to use a license exception, as applicable. Customers may defer or decline their purchases of our products due to uncertainty about export controls, and as a result, our business could be materially adversely affected.

Furthermore, these laws and regulations may prohibit the provision of services and the export of hardware, software, and technology to embargoed jurisdictions or sanctioned parties without the required export authorizations. Should we violate existing or similar future export control regulations or sanctions, we may be subject to substantial monetary fines or suffer reputational damage and other penalties that could negatively impact our business. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products.

We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export control and sanctions laws. However, we cannot assure you that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. Any violation of U.S. sanctions or export control regulations, including failure to obtain appropriate import, export, or re-export licenses or authorization, could result in significant penalties and government investigations, as well as reputational harm and loss of business.

In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our clients’ ability to implement our products in those countries. Changes in our products, or future changes in export and import regulations may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.

Any change in export or import regulations or controls, economic sanctions or related legislation, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential clients with global operations. Any decreased use of our products or limitation on our ability to export or sell our products in major international markets could adversely affect our business, financial condition, and results of operations.

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

We currently maintain offices and/or have personnel in the United States and other international locations. We expect to continue to expand our international operations by developing our sales and operations presence internationally, which may include opening offices in new jurisdictions. Any additional international expansion efforts that we are undertaking and may undertake may not be successful. In addition, conducting international operations subjects us to new risks, some of which we have not generally faced in the United States or other countries where we currently operate. These risks include, among other things:

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

Our international sales and operations subject us to additional risks and costs exposure to foreign currency exchange rate fluctuations, that can adversely affect our business, financial condition, revenues, results of operations or cash flows.

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

The amount of taxes we may pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to any future intercompany arrangement or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our condensed consolidated financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.

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

These proceedings and any additional investigations, inquiries or litigation by various regulators may harm our reputation regardless of the outcome of any such action. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Negative perceptions of our business may result in additional regulation, enforcement actions by the government and increased litigation, or harm to our ability to attract or retain customers or strategic partners, any of which may affect our business. Any damage to our reputation, including from publicity related to legal proceedings against us or companies that work within our industry, governmental proceedings, unfavorable media coverage or class action could adversely affect our business, financial condition and results of operations.

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

Various atomic species are used in trapped-ion systems in academic and commercial settings, including isotopes of elemental ions. Some of these atomic isotopes are radioactive. We use certain radioactive materials in our research, development, and production activities. As a result of our utilization of radioactive material, we and some of our suppliers and distributors are subject to regulation by United States governmental authorities, such as the FDA, the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, which is intended to ensure we remain in compliance with laws governing products and activities which emit, produce, or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, marketing, and disposal of our activities and products. We are also subject to international laws and regulations that apply to the utilization of radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Agency reviews of radioactivity-related applications that we are required to make in order to design, develop, test, manufacture, package, distribute, import, export, sell, market or dispose of radioactive materials may be lengthy or unsuccessful, and as a result our ability to sell our products or operate in certain jurisdictions may be impaired. Although we believe that our safety procedures for handling such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials may not be completely eliminated, and as a result we could incur related liabilities or expenses.

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

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of financial reports, and the market price of our common stock may decline.

We are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly, and complicated. There can be no assurance that the controls put in place will remain effective or that any additional controls needed will be designed and implemented timely to prevent material misstatements in our condensed consolidated financial statements in future periods. If we identify material weaknesses in our internal control over financial reporting in the future, if we are unable to comply with the requirements of Section 404 of Sarbanes-Oxley Act of 2002 in a timely manner, or if we are unable to assert that our internal control over financial reporting is effective, we will be unable to certify that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline. We could become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

As of March 31, 2024, we had warrants outstanding to purchase an aggregate of 13,529,455 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 30,450,978 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

Name	Title	Action Taken	Effective Date	Duration(1)	Aggregate Number of Shares to be Sold
Rima Alameddine	Chief Revenue Officer	Adoption	March 7, 2024	March 7, 2024 - December 13, 2024	66,000
Jungsang Kim	Director	Adoption	March 4, 2024	March 4, 2024 - September 30, 2024	716,268

(1)
Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to the compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.

Item 6. Exhibits.

(a) Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1^	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc.		X	8-K	2.1	March 8, 2021

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	10-Q	3.2	November 9, 2023

10.1	Amended and Restated Non-Employee Director Compensation Policy	X

10.2+	Amended and Restated Offer Letter Agreement for Peter Chapman, dated September 8, 2021	X

10.3+	Amended and Restated Offer Letter Agreement for Thomas Kramer, dated September 8, 2021	X

10.4+	Employment Offer between the Company and Rima Alameddine, dated October 26, 2022	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

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

+	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IonQ, Inc.

Date: May 10, 2024	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)