Form 10-Q
period 2024-06-30
IonQ, Inc.
filed 2024-08-07
CIK 1824920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, there were 214,076,151 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website at investors.ionq.com, press releases, filings with the U.S. Securities and Exchange Commission (“SEC”) and public conference calls and webcasts. In compliance with our disclosure obligations under Regulation FD, we also use IonQ’s blog and the following social media channels as a means of disclosing information about the Company, our products and services, our planned financials and other announcements and attendance at upcoming investor and industry conferences, and other matters:

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

PART 1-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$41,752	$35,665
Short-term investments	328,045	319,776
Accounts receivable	7,893	11,467
Prepaid expenses and other current assets	27,165	23,081
Total current assets	404,855	389,989
Long-term investments	32,171	100,489
Property and equipment, net	47,883	37,515
Operating lease right-of-use assets	9,938	4,613
Intangible assets, net	16,969	15,077
Goodwill	719	742
Other noncurrent assets	4,900	5,155
Total Assets	$517,435	$553,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,324	$5,599
Accrued expenses	8,925	18,376
Current portion of operating lease liabilities	1,479	710
Unearned revenue	13,668	12,087
Current portion of stock option early exercise liabilities	392	392
Total current liabilities	30,788	37,164
Operating lease liabilities, net of current portion	15,152	7,395
Unearned revenue, net of current portion	121	447
Stock option early exercise liabilities, net of current portion	252	448
Warrant liabilities	7,738	23,004
Other noncurrent liabilities	110	128
Total liabilities	$54,161	$68,586
Commitments and contingencies (see Note 7)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 213,722,503 and 206,611,704 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$21	$20
Additional paid-in capital	893,797	839,014
Accumulated deficit	(429,226)	(352,073)
Accumulated other comprehensive loss	(1,318)	(1,967)
Total stockholders’ equity	$463,274	$484,994
Total Liabilities and Stockholders’ Equity	$517,435	$553,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$11,381	$5,515	$18,963	$9,800
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	5,623	1,901	9,037	2,937
Research and development	31,204	19,869	63,572	36,102
Sales and marketing	6,137	3,575	12,838	6,242
General and administrative	13,053	10,930	27,073	21,511
Depreciation and amortization	4,305	2,329	8,260	4,120
Total operating costs and expenses	60,322	38,604	120,780	70,912
Loss from operations	(48,941)	(33,089)	(101,817)	(61,112)
Gain (loss) on change in fair value of warrant liabilities	6,639	(15,537)	15,266	(19,147)
Interest income, net	4,801	4,877	9,600	9,108
Other income (expense), net	(45)	31	(179)	95
Loss before income tax expense	(37,546)	(43,718)	(77,130)	(71,056)
Income tax benefit (expense)	(15)	—	(23)	—
Net loss	$(37,561)	$(43,718)	$(77,153)	$(71,056)
Net loss per share attributable to common stockholders— basic and diluted	$(0.18)	$(0.22)	$(0.37)	$(0.35)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	211,637,479	201,431,494	209,898,459	200,775,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(37,561)	$(43,718)	$(77,153)	$(71,056)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	413	(658)	635	1,268
Currency translation adjustments	(11)	—	14	—
Total other comprehensive income (loss)	402	(658)	649	1,268
Total comprehensive loss	$(37,159)	$(44,376)	$(76,504)	$(69,788)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 31, 2024	210,844,442	$21	$873,133	$(391,665)	$(1,720)	$479,769
Net loss	—	—	—	(37,561)	—	(37,561)
Other comprehensive income (loss)	—	—	—	—	402	402
Stock options exercised	1,203,269	—	699	—	—	699
Vesting of restricted common stock	48,145	—	98	—	—	98
Issuance of common stock from the settlement of restricted stock units	1,626,647	—	—	—	—	—
Stock-based compensation	—	—	19,867	—	—	19,867
Balance, June 30, 2024	213,722,503	$21	$893,797	$(429,226)	$(1,318)	$463,274

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 31, 2023	200,122,686	$20	$779,286	$(221,640)	$(5,429)	$552,237
Net loss	—	—	—	(43,718)	—	(43,718)
Other comprehensive income (loss)	—	—	—	—	(658)	(658)
Stock options exercised	658,274	—	489	—	—	489
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	962,901	—	2,500	—	—	2,500
Stock-based compensation	—	—	12,114	—	—	12,114
Balance, June 30, 2023	201,869,202	$20	$794,671	$(265,358)	$(6,087)	$523,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2023	206,611,704	$20	$839,014	$(352,073)	$(1,967)	$484,994
Net loss	—	—	—	(77,153)	—	(77,153)
Other comprehensive income (loss)	—	—	—	—	649	649
Stock options exercised	2,646,415	—	1,185	—	—	1,185
Vesting of restricted common stock	96,290	—	196	—	—	196
Issuance of common stock from the settlement of restricted stock units	4,368,094	1	11,442	—	—	11,443
Stock-based compensation	—	—	41,960	—	—	41,960
Balance, June 30, 2024	213,722,503	$21	$893,797	$(429,226)	$(1,318)	$463,274

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	199,862,123	$20	$769,848	$(194,302)	$(7,355)	$568,211
Net loss	—	—	—	(71,056)	—	(71,056)
Other comprehensive income (loss)	—	—	—	—	1,268	1,268
Stock options exercised	789,766	—	541	—	—	541
Vesting of restricted common stock	250,682	—	564	—	—	564
Issuance of common stock from the settlement of restricted stock units	966,631	—	2,500	—	—	2,500
Stock-based compensation	—	—	21,218	—	—	21,218
Balance, June 30, 2023	201,869,202	$20	$794,671	$(265,358)	$(6,087)	$523,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(77,153)	$(71,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,260	4,120
Non-cash research and development arrangements	260	260
Stock-based compensation	43,040	21,572
(Gain) loss on change in fair value of warrant liabilities	(15,266)	19,147
Amortization of premiums and accretion of discounts on available-for-sale securities	(4,787)	(4,593)
Other, net	1,896	736
Changes in operating assets and liabilities:
Accounts receivable	3,558	2,074
Prepaid expenses and other current assets	(8,341)	(2,928)
Accounts payable	(165)	479
Accrued expenses	(2,116)	2,267
Unearned revenue	1,262	(2,005)
Other assets and liabilities	2,508	26
Net cash provided by (used in) operating activities	$(47,044)	$(29,901)
Cash flows from investing activities:
Purchases of property and equipment	(10,629)	(2,411)
Capitalized software development costs	(2,129)	(1,950)
Intangible asset acquisition costs	(892)	(628)
Purchases of available-for-sale securities	(146,098)	(185,377)
Maturities of available-for-sale securities	211,572	189,446
Net cash provided by (used in) investing activities	$51,824	$(920)
Cash flows from financing activities:
Proceeds from stock options exercised	1,185	541
Other financing, net	141	(1)
Net cash provided by (used in) financing activities	$1,326	$540
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4	—
Net change in cash, cash equivalents and restricted cash	6,110	(30,281)
Cash, cash equivalents and restricted cash at the beginning of the period	38,081	46,367
Cash, cash equivalents and restricted cash at the end of the period	$44,191	$16,086
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$1,814	$1,527
Intangible asset purchases in accounts payable and accrued expenses	234	243
Operating lease right-of-use assets subject to lease liability	5,962	2,239
Bonus settled in restricted stock units	11,443	2,500
Net share settled stock option exercises	1,016	—

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

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”). Such condensed consolidated financial statements include the accounts of IonQ and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three or six months ended June 30, 2024, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2024, or thereafter. All references to June 30, 2024 and 2023, in the notes to the condensed consolidated financial statements are unaudited.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks, checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and corporate credit cards is included in other noncurrent assets in the condensed consolidated balance sheets. The Company issues letters of credit in the ordinary course of business, including for lease arrangements. As of June 30, 2024 and December 31, 2023, letters of credit totaling $2.1 million were outstanding.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$41,752	$35,665
Restricted cash	2,439	2,416
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$44,191	$38,081

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

	June 30,	December 31,
	2024	2023
Billed accounts receivable	$5,900	$8,564
Unbilled accounts receivable	1,993	2,903
Total accounts receivable	$7,893	$11,467

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

The Company did not have any allowance for credit losses as of either June 30, 2024 or December 31, 2023.

Materials and Supplies, Net

Materials and supplies are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used for maintenance, research and development efforts or to service customer contracts are expensed when consumed. The Company capitalized $2.6 million and $1.4 million of materials and supplies to property and equipment for the three months ended June 30, 2024 and 2023, respectively, and $3.6 million and $2.2 million of materials and supplies to property and equipment for the six months ended June 30, 2024 and 2023, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. During each of the three and six months ended June 30, 2024, excess and obsolescence charges were $0.1 million. There were no excess and obsolescence charges during each of the three and six months ended June 30, 2023.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company primarily invests in debt securities and classifies its investments as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Investments not considered cash equivalents, with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in the condensed consolidated balance sheets in accumulated other comprehensive loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the condensed consolidated balance sheets in prepaid expenses and other current assets. As of June 30, 2024 and December 31, 2023, accrued interest receivable was $1.7 million and $2.1 million, respectively.

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives are as follows:

Computer equipment and acquired computer software	3 – 5 years
Machinery, equipment, furniture and fixtures	4 – 7 years
Quantum computing systems	3 years
Leasehold improvements	Shorter of the lease term or the estimated useful life of the related asset

The Company evaluates the useful life of its assets periodically and whenever events or changes in circumstances indicate that the useful life may have changed. In assessing useful lives, the Company considers, among other factors, the use of the asset, changes in technology, and the competitive environment.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of June 30, 2024, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

Internal-Use Software

The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. Capitalized internal-use software is recorded within intangible assets, net, in the condensed consolidated balance sheets. During the three months ended June 30, 2024 and 2023, the Company capitalized $1.2 million and $2.0 million in internal-use software costs, respectively, and during the six months ended June 30, 2024 and 2023, the Company capitalized $3.8 million and $3.3 million, respectively. The Company amortized $1.3 million and $0.6 million of capitalized internal-use software costs during the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $1.1 million of capitalized internal-use software costs during the six months ended June 30, 2024 and 2023, respectively.

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during the three or six months ended June 30, 2024 and 2023.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for the three or six months ended June 30, 2024 and 2023.

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

For the three and six months ended June 30, 2024 and 2023, substantially all revenue was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of June 30, 2024 and December 31, 2023, total capitalized costs were $1.9 million and $2.8 million, respectively. Amortization expense was $0.5 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.9 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

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

Under an agreement with Duke University (“Duke”), the Company issued common shares to Duke in consideration for research and development services through July 15, 2026. The agreement is considered a research and development service arrangement and recorded as a prepayment based on the fair value of the common stock issued and is amortized over the term of the arrangement as services are received. The Company recognized $0.1 million of research and development expense related to the agreement with Duke during each of the three months ended June 30, 2024 and 2023, and $0.3 million of research and development expense related to the agreement with Duke during each of the six months ended June 30, 2024 and 2023.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three and six months ended June 30, 2024, the Company had two significant customers that accounted for 79% and 75% of total revenue, respectively. For the three and six months ended June 30, 2023, the Company had three significant customers that accounted for 70% and 71% of total revenue, respectively.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2024	2023	2024	2023
Net loss attributable to common stockholders	$(37,561)	$(43,718)	$(77,153)	$(71,056)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders— basic and diluted	211,637,479	201,431,494	209,898,459	200,775,817
Net loss per share attributable to common stockholders—basic and diluted	$(0.18)	$(0.22)	$(0.37)	$(0.35)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common stock options outstanding	19,712,354	23,926,855	20,232,744	24,211,828
Warrants to purchase common stock	8,301,202	8,301,202	8,301,202	8,301,202
Public warrants	5,228,253	5,231,486	5,228,253	5,231,486
Unvested restricted stock units	17,132,062	14,129,488	16,676,544	11,617,371
Unvested performance-based restricted stock units	1,918,817	—	1,974,671	—
Unvested common stock	331,546	717,112	355,618	779,783
Total	52,624,234	52,306,143	52,769,032	50,141,670

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of June 30, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$29,656	$—	$—	$29,656	$25,131	$—	$—	$25,131
Commercial paper	—	—	—	—	16,374	—	(14)	16,360
Corporate notes and bonds	92,259	—	(797)	91,462	176,793	38	(1,854)	174,977
Municipal bonds	—	—	—	—	4,990	—	(43)	4,947
US government and agency	283,813	—	(524)	283,289	237,015	311	(395)	236,931
Total cash, cash equivalents, restricted cash and investments	$405,728	$—	$(1,321)	$404,407	$460,303	$349	$(2,306)	$458,346

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023 (in thousands):

	As of June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Corporate notes and bonds	$—	$—	$91,462	$(797)	$91,462	$(797)
US government and agency	236,716	(330)	46,573	(194)	283,289	(524)
Total	$236,716	$(330)	$138,035	$(991)	$374,751	$(1,321)

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Commercial paper	$16,360	$(14)	$—	$—	$16,360	$(14)
Corporate notes and bonds	11,074	(58)	151,174	(1,796)	162,248	(1,854)
Municipal bonds	—	—	4,947	(43)	4,947	(43)
US government and agency	109,540	(192)	24,795	(203)	134,335	(395)
Total	$136,974	$(264)	$180,916	$(2,042)	$317,890	$(2,306)

The Company did not have any allowance for credit losses as of either June 30, 2024 or December 31, 2023. The Company neither intends to nor believes that it is more likely than not that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale securities as of June 30, 2024, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$27,252	$2,404	$29,656
Corporate notes and bonds	88,090	3,372	91,462
US government and agency	254,490	28,799	283,289
Total	$369,832	$34,575	$404,407

4. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$29,656	$—	$—	$29,656
US government and agency	—	14,535	—	14,535
Total cash, cash equivalents and restricted cash	$29,656	$14,535	$—	$44,191
Short-term investments:
Corporate notes and bonds	—	88,090	—	88,090
US government and agency	—	239,955	—	239,955
Total short-term investments	$—	$328,045	$—	$328,045
Long-term investments:
Corporate notes and bonds	—	3,372	—	3,372
US government and agency	—	28,799	—	28,799
Total long-term investments	$—	$32,171	$—	$32,171
Total Assets	$29,656	$374,751	$—	$404,407
Liabilities
Public warrants	$7,738	$—	$—	$7,738

	Fair Value Measured as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$25,131	$—	$—	$25,131
US government and agency	—	12,950	—	12,950
Total cash, cash equivalents and restricted cash	$25,131	$12,950	$—	$38,081
Short-term investments:
Commercial paper	—	16,360	—	16,360
Corporate notes and bonds	—	130,423	—	130,423
Municipal bonds	—	4,947	—	4,947
US government and agency	—	168,046	—	168,046
Total short-term investments	$—	$319,776	$—	$319,776
Long-term investments:
Corporate notes and bonds	—	44,554	—	44,554
US government and agency	—	55,935	—	55,935
Total long-term investments	$—	$100,489	$—	$100,489
Total Assets	$25,131	$433,215	$—	$458,346
Liabilities
Public warrants	$23,004	$—	$—	$23,004

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company's letter of credit and corporate credit cards.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the period. On June 30, 2024, the closing trading price of the public warrants was $1.48 per warrant.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	June 30,	December 31,
	2024	2023
Computer equipment and acquired computer software	$5,666	$4,537
Machinery, equipment, furniture and fixtures	12,618	9,238
Leasehold improvements	17,276	10,043
Quantum computing systems	32,551	28,296
Gross property and equipment	68,111	52,114
Less: accumulated depreciation	(20,228)	(14,599)
Total property and equipment, net	$47,883	$37,515

Depreciation expense for the three months ended June 30, 2024 and 2023, was $2.9 million and $1.6 million, respectively. Depreciation expense for the six months ended June 30, 2024 and 2023, was $5.6 million and $2.8 million, respectively.

6. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	June 30,	December 31,
	2024	2023
Materials and supplies	$19,224	$12,476
Prepaid expenses	4,425	5,696
Other current assets	3,516	4,909
Total prepaid expenses and other current assets	$27,165	$23,081

Accrued expenses are composed of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued salaries and other payroll liabilities	$6,671	$15,950
Accrued professional services	650	605
Accrued equipment and services liabilities for research and development	444	112
Accrued expenses—other	1,160	1,709
Total accrued expenses	$8,925	$18,376

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

Stockholder Lawsuit

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On

February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. The IonQ Defendants and Additional Defendants are prepared to defend the trial court's decision vigorously at the court of appeals. Given the uncertainty of litigation and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

8. WARRANTS

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”), subject to certain vesting events. Upon closing of the Business Combination, the Warrant Shares were assumed by the Company and converted into a warrant to purchase shares of common stock. As of June 30, 2024, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company. The Warrant Shares will vest and become exercisable upon satisfaction of certain milestones based on revenue generated under the commercial agreement with the customer, to the extent certain prepayments are made by the customer. The exercise price for the Warrant Shares is $1.38 per share and the warrant is exercisable through November 2029. As the Warrant Shares were issued in connection with an existing commercial agreement with a customer, the value of the Warrant Shares was determined to be consideration payable to the customer and consequently will be treated as a reduction to revenue recognized under the corresponding revenue arrangement to the extent the Warrant Shares vest and become exercisable.

As part of the Business Combination, the Company assumed 7,500,000 public warrants on September 30, 2021 as part of the Business Combination. As of June 30, 2024, there were 5,228,253 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The public warrants are classified as liabilities and remeasured at each reporting period. No public warrants have been redeemed by the Company as of June 30, 2024.

9. REVENUE

Disaggregated Revenue

The Company's revenues disaggregated by revenue source is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Specialized quantum computing hardware	$7,338	$1,990	$10,956	$3,325
Platform, consulting and support services	4,043	3,525	8,007	6,475
Total revenue	$11,381	$5,515	$18,963	$9,800

The Company's revenues disaggregated by customer location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$10,953	$4,848	$18,015	$8,538
International	428	667	948	1,262
Total revenue	$11,381	$5,515	$18,963	$9,800

Remaining Performance Obligations

As of June 30, 2024, approximately $59.5 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 45% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

The following table summarizes the changes in unearned revenue for the six months ended June 30, 2024 (in thousands):

Total
Balance as of December 31, 2023	$12,534
Revenue recognized	(10,773)
New deferrals, net	12,028
Balance as of June 30, 2024	$13,789

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

In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, beginning on January 1, 2022, and continuing through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2024, the number of shares reserved for issuance under the 2021 Plan increased by 14,215,808. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of June 30, 2024, the Company had 24,994,730 shares available for grant under the 2021 Plan.

Under both equity incentive plans, all options granted have a contractual term of 10 years.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. For stock options granted during the three and six months ended June 30, 2024 and 2023, the assumptions for the Black-Scholes option-pricing model were developed as follows:

Expected Volatility—The expected volatility was based on the average historical stock price volatility of comparable publicly-traded companies in the Company's industry peer group, financial, and market capitalization data, due to the limited history of a public market for the Company's common stock prior to closing the Business Combination relative to the expected term of the options.

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

The assumptions used to estimate the fair value of stock options granted are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	—%	4.09%	4.31%	4.09%
Expected term (in years)	—	5.50	6.00	5.50
Expected volatility	—%	80.63%	79.33%	80.63%
Dividend yield	—%	—%	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	21,664,377	$2.26
Granted	52,640	11.24
Exercised	(2,745,597)	0.80
Cancelled/ Forfeited	(64,451)	0.69
Outstanding as of June 30, 2024	18,906,969	$2.50	5.94	$94.20
Exercisable as of June 30, 2024	14,438,449	$1.82	5.52	$80.49
Exercisable and expected to vest as of June 30, 2024	18,906,969	$2.50	5.94	$94.20

Early Exercised Stock Options

As of June 30, 2024 and December 31, 2023, there were 307,474 and 403,764 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of June 30, 2024 and December 31, 2023, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.6 million and $0.8 million, respectively, in its condensed consolidated balance sheets.

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	15,107,535	$8.90
Granted	6,376,407	9.73
Vested	(4,368,094)	8.91
Forfeited	(1,691,609)	9.79
Outstanding as of June 30, 2024	15,424,239	$9.14	2.81
Expected to vest after June 30, 2024	15,383,239	$9.13	2.81

During the three and six months ended June 30, 2024, the Company released zero and 1,064,518 RSUs, respectively, related to the settlement of an accrued bonus liability. During the three and six months ended June 30, 2023, the Company released 360,870 RSUs related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

The Company grants performance-based restricted stock unit awards (“PSU”) to certain officers and employees, which vest over approximately three to four years. The number of shares that can be earned will range from 0% to 300% of the target number of shares, based on the Company's achievement of certain financial and technical goals, as well as a stock price hurdle requirement for a portion of the awards. In the event that the stock price hurdle is not met at the time the PSUs vest, the maximum PSU opportunity shall be limited to target (100%) performance. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable of vesting as of June 30, 2024.

For the portion of the PSUs subject to the stock price hurdle, the fair value was determined using a Monte Carlo simulation model. The Monte Carlo simulation model requires estimates of highly subjective assumptions, which affect the fair value of each PSU. For PSUs granted during the three and six months ended June 30, 2024 and 2023, the assumptions for the Monte Carlo simulation model were developed as follows:

Expected Volatility—The expected volatility in 2024 was determined based on the Company's historical stock price volatility. The expected volatility in 2023 was based on the average historical stock price volatility of comparable publicly-traded companies in the Company's industry peer group, financial, and market capitalization data, due to the limited history of a public market for the Company's common stock prior to closing the Business Combination.

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

The assumptions used to estimate the fair value of PSUs subject to the stock price hurdle are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.86%	—%	4.86%	—%
Contractual term (in years)	2.69	—	2.69	—
Expected volatility	85.00%	—%	85.00%	—%
Dividend yield	—%	—%	—%	—%

The PSU activity is summarized in the following table, based on awards at target:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	4,307,833	$15.75
Granted	364,128	7.49
Forfeited	(834,328)	15.56
Outstanding as of June 30, 2024	3,837,633	$15.01	2.67
Expected to vest after June 30, 2024(1)	5,756,450	$14.32	2.67
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

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs, and PSUs, which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,055	$433	$2,060	$782
Research and development	11,567	6,354	23,933	11,634
Sales and marketing	2,453	759	5,228	1,523
General and administrative	5,904	3,758	11,819	7,633
Stock-based compensation, net of amounts capitalized	$20,979	$11,304	$43,040	$21,572
Capitalized stock-based compensation—Intangibles and fixed assets	1,148	976	2,746	1,595
Total stock-based compensation	$22,127	$12,280	$45,786	$23,167

Unrecognized Stock-Based Compensation

A summary of the Company's remaining unrecognized compensation expense and the weighted-average remaining amortization period as of June 30, 2024, related to its non-vested RSUs, PSUs, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$131.2	2.9
Performance-based restricted stock units	62.8	2.7
Stock options	20.4	1.8

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

Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of June 30, 2024, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.

11. INCOME TAXES

Income tax expense was less than $0.1 million for each of the three and six months ended June 30, 2024, due to the Company's international operations. Income tax expense was zero for each of the three and six months ended June 30, 2023. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of June 30, 2024, and December 31, 2023. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

12. LEASES

The Company has operating leases for its various facilities, including its two primary locations in College Park, Maryland, and Bothell, Washington. The College Park, Maryland facility is used for research and development, servicing customers and corporate functions and is leased from the University of Maryland (“UMD”). The Bothell, Washington facility is used for manufacturing, research and development, and general office space. Both the College Park, Maryland, and Bothell, Washington, leases expire in 2030. As of June 30, 2024 and December 31, 2023, the Company's weighted-average remaining lease term was 5.7 years and 6.5 years, respectively, and the weighted-average discount rate was 8.2% and 9.0%, respectively.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost(1)
Fixed lease cost	$620	$360	$1,174	$720
Short-term cost	35	39	80	82
Total operating lease cost	$655	$399	$1,254	$802

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$60	$18	$123	$32
Research and development	403	161	737	333
Sales and marketing	35	16	56	29
General and administrative	157	204	338	408
Total operating lease cost	$655	$399	$1,254	$802

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash payments (receipts) included in the measurement of operating lease liabilities, net	$226	$166	$(2,097)	$332

As of June 30, 2024, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2024	$1,554
2025	3,633
2026	4,161
2027	4,223
2028	4,324
Thereafter	5,430
Total lease payments	$23,325
Less: imputed interest	(4,891)
Less: lease incentives	(1,803)
Present value of operating lease liabilities	$16,631

13. RELATED PARTY TRANSACTIONS

Transactions with University of Maryland

The Company has contracts with UMD, including contracts to provide certain quantum computing services and facility access, to provide customized quantum computing hardware, and an operating lease. Following the departure of the Company's Chief Scientist, UMD is no longer considered a related party as of January 1, 2024. Revenue recognized from contracts entered into while UMD was a related party was $1.2 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively.

The Company had the following balances related to contracts entered into while UMD was a related party, as reflected in the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2024	2023
Assets
Operating lease right-of-use asset	$3,291	$3,452
Liabilities
Current portion of operating lease liabilities	$671	$661
Unearned revenue	1,217	2,670
Operating lease liabilities, net of current portion	3,018	3,181

Transactions with Duke University

In July 2016, the Company entered into an exclusive license agreement (the “License Agreement”) and an exclusive option agreement (the “Option Agreement”) with Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the amendments to the Option Agreements, has purchased research and development services. The Company considers these agreements to be related party transactions because the Company’s Scientific Advisor and former Chief Technology Officer serves as a professor at Duke. The Company’s Scientific Advisor and former Chief Technology Officer continues to lead the research subject to the License Agreement and Option Agreement with Duke as of June 30, 2024. The Company recognized $0.1 million of research and development expense related to these agreements during each of the three months ended June 30, 2024 and 2023, and $0.3 million of research and development expense related to these agreements during each of the six months ended June 30, 2024 and 2023.

The Company has the following balances related to these agreements, as reflected in the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2024	2023
Assets
Prepaid expenses and other current assets	$520	$520
Other noncurrent assets	545	805

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

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $77.2 million and $71.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $429.2 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

Business and Technical Highlights

•
We demonstrated a company record, two-qubit native gate fidelity of 99.9% using our next-generation barium qubits, paving the way for highly accurate quantum systems to tackle increasingly complex problems for customers. This milestone was achieved on an engineering development system running two qubits and we believe it is a harbinger for superior qubit fidelities on forthcoming barium-based production systems.
•
We announced the invention of a new, industry-first partial error correction technique for an important class of quantum gates. The technique, which reduces the errors for Clifford gates within circuits, offers the potential to supercharge the accuracy of near-term quantum computers, bringing us much closer to commercial advantage. This Clifford error reduction technique, which we plan to offer in upcoming Tempo systems, allows for more accurate quantum algorithms and requires a ratio of only about three physical qubits per one error-reduced qubit.
•
We announced new, more aggressive technical roadmap targets on our webinar in June, including a goal of 99.999% logical two-qubit gate fidelity and 100 physical qubits in new systems by the end of 2025.

•
We announced an exciting new research project with the United States Naval Research Lab (NRL) using IonQ Aria to sample quantum states in molecular structures affecting corrosion. Corrosion is a more than $20 billion problem annually for the Navy, and through this project, our quantum computers delivered results ahead of what is possible with classical computers.
•
We announced our selection by the Applied Research Laboratory for Intelligence and Security (ARLIS) through a competitive bidding process to design a first-of-its-kind, networked system for blind quantum computing. Blind quantum computing is a process where quantum computers remain ‘blind’ to what information is being processed through them, and is a key achievement target for the US national security apparatus. In fiscal 2023 and 2024, Congress funded this research for a total of $40 million. The initial phase of the contract is a $5.7 million award for the design of the quantum computers based on our trapped ion processors. We expect to complete this work by the end of this year. In the next phase of the project, ARLIS plans to have two systems built based on our initial design.
•
We announced the extension of our access contract with AWS to continue to offer our world-class quantum computers via Amazon Braket, the quantum computing service of AWS, to developers everywhere who want to leverage the power of quantum computing. AWS users can access our generally available quantum computers including IonQ Aria through Amazon Braket, and request early access to IonQ Forte through Braket Direct.
•
In July, we started final assembly of our first Forte Enterprise system at QuantumBasel in Basel, Switzerland, where installation and setup has begun.
•
We announced the start of construction on two more Forte Enterprise systems being manufactured in our Seattle facility.
•
We announced the promotion of Dr. Dean Kassmann to Senior Vice President of the newly formed Engineering and Technology division. Dr. Kassmann has over 30 years of leadership experience in software, hardware, and technology development, and has been instrumental in delivering our technical milestone achievements.

Impact of the Macroeconomic Climate on Our Business

While inflation has recently been moderated following the Federal Reserve's interest rate increases over the past two years, the Federal Reserve has been cautious to cut interest rates and economic uncertainty remains. Inflationary factors, interest rates and overhead costs may adversely affect our operating results. High interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the near future (especially if inflation rates remain high or continue to rise) on our operating costs, including our labor, due to supply chain constraints, consequences associated with bank failures, geopolitical tensions in and around Ukraine, Israel and other areas of the world, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Other income (expense), net

Other income (expense), net consists of gains and losses that arise from fluctuations in foreign currency exchange rates and certain other nonoperating expenses.

Income tax benefit (expense)

Income tax expense consists of income taxes related to foreign jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$11,381	$5,515	$18,963	$9,800
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	5,623	1,901	9,037	2,937
Research and development(1)	31,204	19,869	63,572	36,102
Sales and marketing(1)	6,137	3,575	12,838	6,242
General and administrative(1)	13,053	10,930	27,073	21,511
Depreciation and amortization	4,305	2,329	8,260	4,120
Total operating costs and expenses	60,322	38,604	120,780	70,912
Loss from operations	(48,941)	(33,089)	(101,817)	(61,112)
Gain (loss) on change in fair value of warrant liabilities	6,639	(15,537)	15,266	(19,147)
Interest income, net	4,801	4,877	9,600	9,108
Other income (expense), net	(45)	31	(179)	95
Loss before income tax expense	(37,546)	(43,718)	(77,130)	(71,056)
Income tax benefit (expense)	(15)	—	(23)	—
Net loss	$(37,561)	$(43,718)	$(77,153)	$(71,056)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of revenue	$1,055	$433	$2,060	$782
Research and development	11,567	6,354	23,933	11,634
Sales and marketing	2,453	759	5,228	1,523
General and administrative	5,904	3,758	11,819	7,633

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Revenue	$11,381	$5,515	$5,866	106%

Revenue increased by $5.9 million, or 106%, to $11.4 million for the three months ended June 30, 2024, from $5.5 million for the three months ended June 30, 2023. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as new revenue contracts under which we provided services during the three months ended June 30, 2024.

Cost of revenue

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$5,623	$1,901	$3,722	196%

Cost of revenue increased by $3.7 million, or 196%, to $5.6 million for the three months ended June 30, 2024, from $1.9 million for the three months ended June 30, 2023. The increase was driven primarily by an increase in labor costs to service contracts, as well as an increase in materials costs for arrangements to build specialized quantum computing hardware, for the three months ended June 30, 2024.

Research and development

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Research and development	$31,204	$19,869	$11,335	57%

Research and development expense increased by $11.3 million, or 57%, to $31.2 million for the three months ended June 30, 2024, from $19.9 million for the three months ended June 30, 2023. The increase was primarily driven by an increase of $8.3 million in payroll-related expenses, including an increase in stock-based compensation of $5.2 million, as a result of increased headcount and new equity grants, and a $1.3 million increase in materials, supplies and equipment costs. The remaining increase is due to an increase in costs to support research and development initiatives, including a $0.5 million increase in professional service fees and a $0.5 million increase in allocated facility and other costs.

Sales and marketing

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Sales and marketing	$6,137	$3,575	$2,562	72%

Sales and marketing expense increased by $2.6 million, or 72%, to $6.1 million for the three months ended June 30, 2024, from $3.6 million for the three months ended June 30, 2023. The increase was primarily driven by an increase of $2.9 million of payroll-related expenses, including an increase in stock-based compensation of $1.7 million, as a result of increased headcount and new equity grants, offset by a decrease of $0.3 million in professional service fees.

General and administrative

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
General and administrative	$13,053	$10,930	$2,123	19%

General and administrative expenses increased by $2.1 million, or 19%, to $13.1 million for the three months ended June 30, 2024, from $10.9 million for the three months ended June 30, 2023. The increase was primarily driven by an increase of $2.1 million in stock-based compensation as a result of increased headcount and new equity grants.

Depreciation and amortization

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Depreciation and amortization	$4,305	$2,329	$1,976	85%

Depreciation and amortization expenses increased by $2.0 million, or 85%, to $4.3 million for the three months ended June 30, 2024, from $2.3 million for the three months ended June 30, 2023. The increase was primarily driven by an increase of $0.6 million and $0.7 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively, and an increase of $0.7 million due to amortization of capitalized internal-use software.

Gain (loss) on change in fair value of warrant liabilities

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$6,639	$(15,537)	$22,176	143%

The change in fair value of warrant liabilities increased by $22.2 million, or 143%, to a gain of $6.6 million for the three months ended June 30, 2024, from a loss of $15.5 million for the three months ended June 30, 2023. The increase was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Three Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Interest income, net	$4,801	$4,877	$(76)	(2)%

Interest income, net decreased by $0.1 million, or 2%, to $4.8 million for the three months ended June 30, 2024, from $4.9 million for the three months ended June 30, 2023. The decrease was primarily driven by a decrease in the available-for-sale investments balance, offset by higher interest rates.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenue

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Revenue	$18,963	$9,800	$9,163	94%

Revenue increased by $9.2 million, or 94%, to $19.0 million for the six months ended June 30, 2024, from $9.8 million for the six months ended June 30, 2023. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as new revenue contracts under which we provided services during the six months ended June 30, 2024.

Cost of revenue

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$9,037	$2,937	$6,100	208%

Cost of revenue increased by $6.1 million, or 208%, to $9.0 million for the six months ended June 30, 2024, from $2.9 million for the six months ended June 30, 2023. The increase was driven primarily by an increase in labor costs to service contracts, as well as an increase in materials costs for arrangements to build specialized quantum computing hardware, for the six months ended June 30, 2024.

Research and development

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Research and development	$63,572	$36,102	$27,470	76%

Research and development expense increased by $27.5 million, or 76%, to $63.6 million for the six months ended June 30, 2024, from $36.1 million for the six months ended June 30, 2023. The increase was primarily driven by an increase of $19.7 million in payroll-related expenses, including an increase in stock-based compensation of $12.3 million, as a result of increased headcount and new equity grants, and a $4.3 million increase in materials, supplies and equipment costs. The remaining increase is due to an increase in costs to support research and development initiatives, including a $1.1 million increase in professional service fees and a $1.1 million increase in allocated facility and other costs.

Sales and marketing

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Sales and marketing	$12,838	$6,242	$6,596	106%

Sales and marketing expense increased by $6.6 million, or 106%, to $12.8 million for the six months ended June 30, 2024, from $6.2 million for the six months ended June 30, 2023. The increase was primarily driven by an increase of $6.2 million of payroll-related expenses, including an increase in stock-based compensation of $3.7 million, as a result of increased headcount and new equity grants, and increased costs to promote our services and other marketing initiatives of approximately $0.4 million.

General and administrative

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
General and administrative	$27,073	$21,511	$5,562	26%

General and administrative expenses increased by $5.6 million, or 26%, to $27.1 million for the six months ended June 30, 2024, from $21.5 million for the six months ended June 30, 2023. The increase was primarily driven by an increase of $5.5 million in payroll-related expenses, including an increase in stock-based compensation of $4.2 million, as a result of increased headcount and new equity grants.

Depreciation and amortization

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Depreciation and amortization	$8,260	$4,120	$4,140	100%

Depreciation and amortization expenses increased by $4.1 million, or 100%, to $8.3 million for the six months ended June 30, 2024, from $4.1 million for the six months ended June 30, 2023. The increase was primarily driven by an increase of $1.6 million and $1.2 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively, and an increase of $1.3 million due to amortization of capitalized internal-use software.

Gain (loss) on change in fair value of warrant liabilities

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$15,266	$(19,147)	$34,413	180%

The change in fair value of warrant liabilities increased by $34.4 million, or 180%, to a gain of $15.3 million for the six months ended June 30, 2024, from a loss of $19.1 million for the six months ended June 30, 2023. The increase was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Six Months Ended June 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Interest income, net	$9,600	$9,108	$492	5%

Interest income, net increased by $0.5 million, or 5%, to $9.6 million for the six months ended June 30, 2024, from $9.1 million for the six months ended June 30, 2023. The increase was primarily driven by interest income earned on our cash equivalents and available-for-sale investments due to higher interest rates.

Liquidity and Capital Resources

As of June 30, 2024, we had cash, cash equivalents and available-for-sale securities of $402.0 million. Excluded from our available liquidity is $2.4 million of restricted cash, which is primarily recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of June 30, 2024, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of June 30, 2024, we had an accumulated deficit of $429.2 million. During the six months ended June 30, 2024, we incurred net losses of $77.2 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our material cash requirements as of June 30, 2024, include operating lease commitments. As of June 30, 2024, we have total operating lease obligations of $23.5 million, with $3.2 million payable within 12 months.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(47,044)	$(29,901)
Net cash provided by (used in) investing activities	51,824	(920)
Net cash provided by (used in) financing activities	1,326	540

Cash flows from operating activities

Our cash flows from operating activities are significantly affected by the growth of our business, primarily related to research and development, sales and marketing, and general and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in current assets and liabilities.

Net cash used in operating activities during the six months ended June 30, 2024, was $47.0 million, resulting primarily from a net loss of $77.2 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities and increased compensation costs as a result of hiring personnel.

Net cash used in operating activities during the six months ended June 30, 2023, was $29.9 million, resulting primarily from a net loss of $71.1 million, adjusted for non-cash activity, primarily related to the loss recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities.

Cash flows from investing activities

Net cash provided by investing activities during the six months ended June 30, 2024, was $51.8 million, primarily resulting from cash received from maturities of available-for-sale securities of $211.6 million, offset by purchases of available-for-sale securities of $146.1 million, additions of $10.6 million to property and equipment primarily related to leasehold improvements and the development of our quantum computing systems, and additions of $2.1 million related to capitalized software development costs.

Net cash used in investing activities during the six months ended June 30, 2023, was $0.9 million, primarily resulting from purchases of available-for-sale securities of $185.4 million, additions of $2.4 million to property and equipment primarily related to the development of our quantum computing systems and additions of $2.0 million related to capitalized software development costs, offset by cash received from maturities of available-for-sale investments of $189.4 million.

Cash flows from financing activities

Net cash provided by financing activities during the six months ended June 30, 2024, was $1.3 million, primarily resulting from proceeds from stock options exercised.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. The IonQ Defendants and Additional Defendants are prepared to defend the trial court's decision vigorously at the court of appeals. Given the uncertainty of litigation and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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
•
We may not be able to scale our business quickly enough to meet customer and market demand, which could adversely affect our financial condition and results of operations or cause us to fail to execute on our business strategies.
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

We have historically experienced net losses from operations. For the six months ended June 30, 2024, we incurred a loss from operations of $101.8 million. As of June 30, 2024, we had an accumulated deficit of $429.2 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers. Even with significant production, such production may never become profitable.

We expect to continue to incur operating losses for the foreseeable future as we, among other things, continue to incur significant expenses in connection with the design, development and construction of our quantum computers, and as we expand our research and development activities, invest in manufacturing capabilities, build up inventories of components for our quantum computers, increase our sales and marketing activities, develop our distribution infrastructure, and increase our general and administrative functions to support our growing operations and costs of being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material adverse effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.

We may not be able to scale our business quickly enough to meet customer and market demand, which could adversely affect our financial condition and results of operations or cause us to fail to execute on our business strategies.

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

If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and our business, financial condition and results of operations could be adversely affected.

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

Producing quantum computers is a difficult undertaking. There are significant research, development, and manufacturing challenges that we must overcome to build our quantum computers. We are still in the development stage and face significant challenges in completing development of our quantum computers and in producing quantum computers in commercial volumes. Some of the development challenges that could prevent the introduction of our quantum computers include, but are not limited to, failure to find scalable ways to flexibly manipulate qubits, failure to transition quantum systems to leverage low-cost, commodity optical technology, and failure to realize multicore quantum computer technology.

Additional development challenges we face include:

•
gate fidelity, error correction and miniaturization may not commercialize from the lab and scale as hoped or at all;
•
it could prove more challenging and take materially longer than expected to operate gates within a single ion trap with higher throughput while maintaining gate fidelity;
•
it could take longer to tune the qubits in a single ion trap, as well as preserve the stability of the qubits within a trap as we seek to optimize the total number of qubits within one trap;
•
the gate speed in our technology could prove more difficult to improve than expected;
•
the Reconfigurable Multi-Core Quantum Architecture (RMQA) could prove to be more challenging to develop than expected. This would limit our ability to scale ion traps beyond single-core operation;
•
the photonic interconnect technology used to connect ion traps could prove more challenging and take longer to perfect than currently expected. This would limit our ability to scale to a sufficiently large number of qubits in a single system or network systems together;
•
it could take longer to incorporate modular architectures for additional cross-processor computational strength than currently expected, limiting our ability to realize the benefits of multicore technology; and
•
the scaling of fidelity with qubit number could prove poorer than expected, limiting our ability to successfully run larger circuits or achieve commercial advantage.

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
•
significantly increased raw material costs and other expenses associated with our business;
•
significantly increased freight charges, disruptions in shipping or reduced availability of freight transportation;
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

Additionally, changes in government spending could have adverse consequences on our financial position, results of operations and business. Certain current contracts and our anticipated future revenues from the U.S. government are expected to result from contracts awarded under various U.S. government programs. Cost cutting, including through consolidation and elimination of duplicative organizations, has become a major initiative for certain departments within the U.S. government. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors, including geo-political events and macroeconomic conditions.

Significant reduction in U.S. government spending could have long-term consequences for our size and structure. In addition, reduction in government priorities and requirements could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

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

We also must comply with both local and international laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. For example, in 2021, the U.S. House of Representatives introduced the Quantum Cybersecurity Preparedness Act, signaling fresh focus on the need for U.S. investment in quantum computing—both to protect against quantum-powered attacks from foreign actors and to develop quantum computing strength on the domestic front. In May 2022, the Biden administration announced directives to support U.S. leadership in quantum computing, and in September 2022, the National Security Administration (“NSA”) shared guidance on the importance of cybersecurity readiness against would-be adversaries developing quantum systems. In September 2023, the U.S. Department of Defense increased its funding for the CHIPS Act, which will directly advance U.S. technology in many areas, including quantum. Any changes to government regulations as a result of this demonstrated focus on quantum computing could affect our ability to enter into, or the profitability of, contracts with government entities.

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

Political challenges between the United States and countries in which our suppliers are located, including China, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues could adversely impact our business. Specifically, United States-China trade relations remain uncertain. The United States administration has continued to impose tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products and technology, and, in certain cases, services, to these entities and, in some cases, to receive products, technology or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of products, technology and services to China and other countries including end-uses related to advanced computing. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. In addition, the Chinese government exercises significant control over China’s economy through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese suppliers, which could harm our business through higher supply costs, reduced availability or both.

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

In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act (“UFLPA”) became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part, in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and would therefore not be entitled to entry at any U.S. port. Importers may be required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source items from the XUAR or from listed parties, and we have increased our supply chain diligence, there is risk that our ability to import components and products may be adversely affected by the UFLPA.

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

We are subject to governmental export and import controls and trade and economic sanctions that could impair our ability to compete in global markets and subject us to liability if we are not in full compliance with applicable laws and other controls.

Our products, technology, and services are subject to various restrictions under U.S. export controls, import laws and regulations, and economic sanctions, including the U.S. Export Administration Regulations administered by the U.S. Department of Commerce, U.S. Customs regulations, and trade and economic sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control. U.S. export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products, technologies, and services to U.S. embargoed or sanctioned countries and governments of these countries, as well as other persons and entities. Additionally, under these current and future laws and regulations, exports of our products, technology, and services as well as the underlying technology may require export authorizations, including by license, a license exception, or other appropriate government authorizations, and the filing of a classification request or self-classification report to use a license exception, as applicable. Customers may defer or decline their purchases of our products due to uncertainty about export controls, and as a result, our business could be materially adversely affected.

Should we violate existing or similar future export controls or sanctions, we may be subject to substantial monetary fines or suffer reputational damage and other penalties that could negatively impact our business. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products.

We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export controls and sanctions. However, we cannot provide assurance that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. Any violation of U.S. sanctions or export controls, including failure to obtain appropriate import, export, or re-export licenses or authorization, could result in significant penalties and government investigations, as well as reputational harm and loss of business.

In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, technologies, and services or could limit our clients’ ability to implement our products, technologies, and services in those countries. The United Kingdom, France, Spain, Canada, and the Netherlands have recently enacted export controls on quantum computing hardware and related software and technology, and the U.S. government has indicated that it is coordinating with these countries and may enact similar export controls. We will review our existing precautions to avoid violations in light of any applicable future laws and regulations to determine whether any additional measures are needed. Changes in our products, or future changes in export and import regulations may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.

Any change in export or import controls, economic sanctions or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers. Any decreased use of our products or limitation on our ability to export or sell our products in major international markets could adversely affect our business, financial condition, and results of operations.

We expect to incur significant costs in complying with these regulations. Regulations related to quantum computing are currently evolving and we may face additional risks associated with changes to these regulations as well as increased licensing requirements and other restrictions.

Acquisitions, divestitures, strategic investments and strategic partnerships could disrupt our business and harm our financial condition and operating results.

We have pursued and we may continue to pursue growth opportunities by acquiring complementary businesses, solutions or technologies through strategic transactions, investments or partnerships. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming and can distract our management team from our current operations. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity and capital structure. To the extent we issue equity and/or convertible securities as consideration in such strategic transactions, our stockholders may experience substantial dilution. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, and may be viewed negatively by our customers, partners or investors. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, personnel or operations into our business. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to U.S. GAAP and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions post acquisition for which we have limited or no recourse.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. The IonQ Defendants and Additional Defendants are prepared to defend the trial court's decision vigorously at the court of appeals. Given the uncertainty of litigation and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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

Various atomic species are used in trapped-ion systems in academic and commercial settings, including isotopes of elemental ions. Some of these atomic isotopes are radioactive. We use certain radioactive materials in our research, development, and production activities. As a result of our utilization of radioactive material, we and some of our suppliers and distributors are subject to regulation by United States governmental authorities, such as the Food and Drug Administration (“FDA”), the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, which is intended to ensure we remain in compliance with laws governing products and activities which emit, produce, or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, marketing, and disposal of our activities and products. We are also subject to international laws and regulations that apply to the utilization of radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Agency reviews of radioactivity-related applications that we are required to make in order to design, develop, test, manufacture, package, distribute, import, export, sell, market or dispose of radioactive materials may be lengthy or unsuccessful, and as a result our ability to sell our products or operate in certain jurisdictions may be impaired. Although we believe that our safety procedures for handling such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials may not be completely eliminated, and as a result we could incur related liabilities or expenses.

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

We have historically and may continue to, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this filing and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. There can be no assurance that we will continue to issue public guidance in the future.

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

If any issues in complying with SEC reporting requirements are identified (for example, if we identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could harm our reputation or investor perceptions of us. Further, the costs to maintain our director and officer liability insurance may rise. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand our business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of our common stock.

As of June 30, 2024, we had warrants outstanding to purchase an aggregate of 13,529,455 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 30,348,730 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1^	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc.		X	8-K	2.1	March 8, 2021

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	10-Q	3.2	November 9, 2023

10.1	Amended and Restated Non-Employee Director Compensation Policy		X	10-Q	10.1	May 10, 2024

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

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

IonQ, Inc.

Date: August 7, 2024	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)