Form 10-Q
period 2024-09-30
IonQ, Inc.
filed 2024-11-06
CIK 1824920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 30, 2024, there were 216,392,242 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART 1-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,172	$35,665
Short-term investments	335,538	319,776
Accounts receivable	4,137	11,467
Prepaid expenses and other current assets	25,553	23,081
Total current assets	395,400	389,989
Long-term investments	17,131	100,489
Property and equipment, net	49,454	37,515
Operating lease right-of-use assets	10,029	4,613
Intangible assets, net	17,487	15,077
Goodwill	727	742
Other noncurrent assets	7,683	5,155
Total Assets	$497,911	$553,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,854	$5,599
Accrued expenses	15,657	18,376
Current portion of operating lease liabilities	3,089	710
Unearned revenue	8,332	12,087
Current portion of stock option early exercise liabilities	392	392
Total current liabilities	32,324	37,164
Operating lease liabilities, net of current portion	15,214	7,395
Unearned revenue, net of current portion	60	447
Stock option early exercise liabilities, net of current portion	154	448
Warrant liabilities	11,607	23,004
Other noncurrent liabilities	2,869	128
Total liabilities	$62,228	$68,586
Commitments and contingencies (see Note 7)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 215,975,686 and 206,611,704 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$22	$20
Additional paid-in capital	917,048	839,014
Accumulated deficit	(481,722)	(352,073)
Accumulated other comprehensive income (loss)	335	(1,967)
Total stockholders’ equity	$435,683	$484,994
Total Liabilities and Stockholders’ Equity	$497,911	$553,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$12,400	$6,136	$31,363	$15,936
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	6,515	2,008	15,552	4,945
Research and development	33,178	24,599	96,750	60,701
Sales and marketing	6,630	5,047	19,468	11,289
General and administrative	14,322	13,927	41,395	35,438
Depreciation and amortization	4,890	2,749	13,150	6,869
Total operating costs and expenses	65,535	48,330	186,315	119,242
Loss from operations	(53,135)	(42,194)	(154,952)	(103,306)
Gain (loss) on change in fair value of warrant liabilities	(3,868)	(7,640)	11,398	(26,787)
Interest income, net	4,508	5,007	14,108	14,115
Other income (expense), net	15	55	(164)	150
Loss before income tax expense	(52,480)	(44,772)	(129,610)	(115,828)
Income tax benefit (expense)	(16)	(39)	(39)	(39)
Net loss	$(52,496)	$(44,811)	$(129,649)	$(115,867)
Net loss per share attributable to common stockholders— basic and diluted	$(0.24)	$(0.22)	$(0.61)	$(0.57)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	214,305,053	203,390,383	211,378,045	201,656,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(52,496)	$(44,811)	$(129,649)	$(115,867)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	1,713	1,292	2,348	2,560
Currency translation adjustments	(60)	1	(46)	1
Total other comprehensive income (loss)	1,653	1,293	2,302	2,561
Total comprehensive loss	$(50,843)	$(43,518)	$(127,347)	$(113,306)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, June 30, 2024	213,722,503	$21	$893,797	$(429,226)	$(1,318)	$463,274
Net loss	—	—	—	(52,496)	—	(52,496)
Other comprehensive income (loss)	—	—	—	—	1,653	1,653
Stock options exercised	671,689	—	1,085	—	—	1,085
Vesting of restricted common stock	48,145	—	98	—	—	98
Issuance of common stock from the settlement of restricted stock units	1,533,349	1	—	—	—	1
Stock-based compensation	—	—	22,068	—	—	22,068
Balance, September 30, 2024	215,975,686	$22	$917,048	$(481,722)	$335	$435,683

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, June 30, 2023	201,869,202	$20	$794,671	$(265,358)	$(6,087)	$523,246
Net loss	—	—	—	(44,811)	—	(44,811)
Other comprehensive income (loss)	—	—	—	—	1,293	1,293
Stock options exercised	568,330	—	234	—	—	234
Vesting of restricted common stock	125,341	—	282	—	—	282
Issuance of common stock from the settlement of restricted stock units	1,553,290	—	141	—	—	141
Stock-based compensation	—	—	18,094	—	—	18,094
Warrants exercised	921	—	17	—	—	17
Balance, September 30, 2023	204,117,084	$20	$813,439	$(310,169)	$(4,794)	$498,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	206,611,704	$20	$839,014	$(352,073)	$(1,967)	$484,994
Net loss	—	—	—	(129,649)	—	(129,649)
Other comprehensive income (loss)	—	—	—	—	2,302	2,302
Stock options exercised	3,318,104	—	2,270	—	—	2,270
Vesting of restricted common stock	144,435	—	294	—	—	294
Issuance of common stock from the settlement of restricted stock units	5,901,443	2	11,442	—	—	11,444
Stock-based compensation	—	—	64,028	—	—	64,028
Balance, September 30, 2024	215,975,686	$22	$917,048	$(481,722)	$335	$435,683

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2022	199,862,123	$20	$769,848	$(194,302)	$(7,355)	$568,211
Net loss	—	—	—	(115,867)	—	(115,867)
Other comprehensive income (loss)	—	—	—	—	2,561	2,561
Stock options exercised	1,358,096	—	775	—	—	775
Vesting of restricted common stock	376,023	—	846	—	—	846
Issuance of common stock from the settlement of restricted stock units	2,519,921	—	2,641	—	—	2,641
Stock-based compensation	—	—	39,312	—	—	39,312
Warrants exercised	921	—	17	—	—	17
Balance, September 30, 2023	204,117,084	$20	$813,439	$(310,169)	$(4,794)	$498,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(129,649)	$(115,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,150	6,869
Non-cash research and development arrangements	390	390
Stock-based compensation	67,607	38,549
(Gain) loss on change in fair value of warrant liabilities	(11,398)	26,787
Amortization of premiums and accretion of discounts on available-for-sale securities	(7,086)	(7,287)
Other, net	3,901	1,036
Changes in operating assets and liabilities:
Accounts receivable	7,341	946
Prepaid expenses and other current assets	(9,899)	(7,545)
Accounts payable	(463)	975
Accrued expenses	612	8,066
Unearned revenue	(4,232)	(4,944)
Other assets and liabilities	3,471	(156)
Net cash provided by (used in) operating activities	$(66,255)	$(52,181)
Cash flows from investing activities:
Purchases of property and equipment	(14,399)	(6,544)
Capitalized software development costs	(3,064)	(3,134)
Intangible asset acquisition costs	(1,201)	(1,057)
Purchases of available-for-sale securities	(241,162)	(230,350)
Maturities of available-for-sale securities	318,192	285,665
Net cash provided by (used in) investing activities	$58,366	$44,580
Cash flows from financing activities:
Proceeds from stock options exercised	2,270	775
Other financing, net	144	9
Net cash provided by (used in) financing activities	$2,414	$784
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	4	3
Net change in cash, cash equivalents and restricted cash	(5,471)	(6,814)
Cash, cash equivalents and restricted cash at the beginning of the period	38,081	46,367
Cash, cash equivalents and restricted cash at the end of the period	$32,610	$39,553
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$559	$4,202
Intangible asset purchases in accounts payable and accrued expenses	226	321
Operating lease right-of-use assets subject to lease liability	6,129	2,380
Noncash reclassification of warrant liabilities to equity upon exercise	—	7
Bonus settled in restricted stock units	11,443	2,641
Net share settled stock option exercises	1,016	—

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three or nine months ended September 30, 2024, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2024, or thereafter. All references to September 30, 2024 and 2023, in the notes to the condensed consolidated financial statements are unaudited.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks, checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and corporate credit cards is included in other noncurrent assets in the condensed consolidated balance sheets. The Company issues letters of credit in the ordinary course of business, including for lease arrangements. As of September 30, 2024 and December 31, 2023, letters of credit totaling $2.1 million were outstanding.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$30,172	$35,665
Restricted cash	2,438	2,416
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$32,610	$38,081

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

	September 30,	December 31,
	2024	2023
Billed accounts receivable	$3,265	$8,564
Unbilled accounts receivable	872	2,903
Total accounts receivable	$4,137	$11,467

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

The Company did not have any allowance for credit losses as of either September 30, 2024 or December 31, 2023.

Materials and Supplies, Net

Materials and supplies are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used for maintenance, research and development efforts or to service customer contracts are expensed when consumed. The Company capitalized $1.9 million and $0.9 million of materials and supplies to property and equipment for the three months ended September 30, 2024 and 2023, respectively, and $4.5 million and $3.1 million of materials and supplies to property and equipment for the nine months ended September 30, 2024 and 2023, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three and nine months ended September 30, 2024, excess and obsolescence charges were $1.0 million and $1.1 million, respectively. There were no excess and obsolescence charges during either of the three or nine months ended September 30, 2023.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of September 30, 2024, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

Internal-Use Software

The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. Capitalized internal-use software is recorded within intangible assets, net, in the condensed consolidated balance sheets. During the three months ended September 30, 2024 and 2023, the Company capitalized $1.7 million and $2.0 million in internal-use software costs, respectively, and during the nine months ended September 30, 2024 and 2023, the Company capitalized $5.5 million and $5.3 million, respectively. The Company amortized $1.4 million and $0.8 million of capitalized internal-use software costs during the three months ended September 30, 2024 and 2023, respectively, and $3.8 million and $1.9 million of capitalized internal-use software costs during the nine months ended September 30, 2024 and 2023, respectively.

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during any of the three or nine months ended September 30, 2024 and 2023.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for any of the three or nine months ended September 30, 2024 and 2023.

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

For the three and nine months ended September 30, 2024 and 2023, substantially all revenue was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of September 30, 2024 and December 31, 2023, total capitalized costs were $5.3 million and $2.8 million, respectively. Amortization expense was $0.4 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

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

Under an agreement with Duke University (“Duke”), the Company issued common shares to Duke in consideration for research and development services through July 15, 2026. The agreement is considered a research and development service arrangement and is recorded as a prepayment based on the fair value of the common stock issued and is amortized over the term of the arrangement as services are received and is recognized in research and development in the condensed consolidated statements of operations.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three and nine months ended September 30, 2024, the Company had two significant customers that accounted for 84% and 79% of total revenue, respectively. For the three and nine months ended September 30, 2023, the Company had three and two significant customers, respectively, that accounted for 68% and 58% of total revenue, respectively.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023
Net loss attributable to common stockholders	$(52,496)	$(44,811)	$(129,649)	$(115,867)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders— basic and diluted	214,305,053	203,390,383	211,378,045	201,656,916
Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(0.22)	$(0.61)	$(0.57)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock options outstanding	18,693,271	23,443,324	19,715,840	23,952,845
Warrants to purchase common stock	8,301,202	8,301,202	8,301,202	8,301,202
Public warrants	5,228,253	5,231,164	5,228,253	5,231,378
Unvested restricted stock units	16,087,407	15,749,472	16,478,732	13,009,874
Unvested performance-based restricted stock units	1,918,817	—	1,970,331	—
Unvested common stock	283,401	591,771	331,546	717,112
Total	50,512,351	53,316,933	52,025,904	51,212,411

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

3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of September 30, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$32,610	$—	$—	$32,610	$25,131	$—	$—	$25,131
Commercial paper	—	—	—	—	16,374	—	(14)	16,360
Corporate notes and bonds	67,545	47	(226)	67,366	176,793	38	(1,854)	174,977
Municipal bonds	—	—	—	—	4,990	—	(43)	4,947
US government and agency	284,733	638	(68)	285,303	237,015	311	(395)	236,931
Total cash, cash equivalents, restricted cash and investments	$384,888	$685	$(294)	$385,279	$460,303	$349	$(2,306)	$458,346

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023 (in thousands):

	As of September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Corporate notes and bonds	$—	$—	$56,462	$(226)	$56,462	$(226)
US government and agency	23,646	(17)	19,889	(51)	43,535	(68)
Total	$23,646	$(17)	$76,351	$(277)	$99,997	$(294)

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Commercial paper	$16,360	$(14)	$—	$—	$16,360	$(14)
Corporate notes and bonds	11,074	(58)	151,174	(1,796)	162,248	(1,854)
Municipal bonds	—	—	4,947	(43)	4,947	(43)
US government and agency	109,540	(192)	24,795	(203)	134,335	(395)
Total	$136,974	$(264)	$180,916	$(2,042)	$317,890	$(2,306)

The Company did not have any allowance for credit losses as of either September 30, 2024 or December 31, 2023. The Company neither intends to nor believes that it is more likely than not that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale securities as of September 30, 2024, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$30,205	$2,405	$32,610
Corporate notes and bonds	63,930	3,436	67,366
US government and agency	271,608	13,695	285,303
Total	$365,743	$19,536	$385,279

4. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$32,610	$—	$—	$32,610
Total cash, cash equivalents and restricted cash	$32,610	$—	$—	$32,610
Short-term investments:
Corporate notes and bonds	—	63,930	—	63,930
US government and agency	—	271,608	—	271,608
Total short-term investments	$—	$335,538	$—	$335,538
Long-term investments:
Corporate notes and bonds	—	3,436	—	3,436
US government and agency	—	13,695	—	13,695
Total long-term investments	$—	$17,131	$—	$17,131
Total Assets	$32,610	$352,669	$—	$385,279
Liabilities
Public warrants	$11,607	$—	$—	$11,607

	Fair Value Measured as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$25,131	$—	$—	$25,131
US government and agency	—	12,950	—	12,950
Total cash, cash equivalents and restricted cash	$25,131	$12,950	$—	$38,081
Short-term investments:
Commercial paper	—	16,360	—	16,360
Corporate notes and bonds	—	130,423	—	130,423
Municipal bonds	—	4,947	—	4,947
US government and agency	—	168,046	—	168,046
Total short-term investments	$—	$319,776	$—	$319,776
Long-term investments:
Corporate notes and bonds	—	44,554	—	44,554
US government and agency	—	55,935	—	55,935
Total long-term investments	$—	$100,489	$—	$100,489
Total Assets	$25,131	$433,215	$—	$458,346
Liabilities
Public warrants	$23,004	$—	$—	$23,004

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company's letter of credit and corporate credit cards.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the period. On September 30, 2024, the closing trading price of the public warrants was $2.22 per warrant.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	September 30,	December 31,
	2024	2023
Computer equipment and acquired computer software	$5,968	$4,537
Machinery, equipment, furniture and fixtures	13,821	9,238
Leasehold improvements	17,717	10,043
Quantum computing systems	35,622	28,296
Gross property and equipment	73,128	52,114
Less: accumulated depreciation	(23,674)	(14,599)
Total property and equipment, net	$49,454	$37,515

Depreciation expense for the three months ended September 30, 2024 and 2023, was $3.5 million and $1.9 million, respectively. Depreciation expense for the nine months ended September 30, 2024 and 2023, was $9.1 million and $4.7 million, respectively.

6. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	September 30,	December 31,
	2024	2023
Materials and supplies	$17,949	$12,476
Prepaid expenses	3,102	5,696
Accrued interest receivable	2,194	2,109
Other current assets	2,308	2,800
Total prepaid expenses and other current assets	$25,553	$23,081

Accrued expenses are composed of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued salaries and other payroll liabilities	$12,477	$15,950
Accrued professional services	1,723	605
Accrued equipment and services liabilities for research and development	176	112
Accrued expenses—other	1,281	1,709
Total accrued expenses	$15,657	$18,376

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

Stockholder Lawsuit

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the

Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the case merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

8. WARRANTS

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue to a customer warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”), subject to certain vesting events. Upon closing of the Business Combination, the Warrant Shares were assumed by the Company and converted into a warrant to purchase shares of common stock. As of September 30, 2024, the contract allows for the customer to acquire up to 8,301,202 shares of common stock in the Company. The Warrant Shares will vest and become exercisable upon satisfaction of certain milestones based on revenue generated under the commercial agreement with the customer, to the extent certain prepayments are made by the customer. The exercise price for the Warrant Shares is $1.38 per share and the warrant is exercisable through November 2029. As the Warrant Shares were issued in connection with an existing commercial agreement with a customer, the value of the Warrant Shares was determined to be consideration payable to the customer and consequently will be treated as a reduction to revenue recognized under the corresponding revenue arrangement to the extent the Warrant Shares vest and become exercisable.

As part of the Business Combination, the Company assumed 7,500,000 public warrants on September 30, 2021 as part of the Business Combination. As of September 30, 2024, there were 5,228,253 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The public warrants are classified as liabilities and remeasured at each reporting period. No public warrants have been redeemed by the Company as of September 30, 2024.

9. REVENUE

Disaggregated Revenue

The Company's revenues disaggregated by revenue source is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Specialized quantum computing hardware	$6,345	$2,006	$17,301	$5,331
Platform, consulting and support services	6,055	4,130	14,062	10,605
Total revenue	$12,400	$6,136	$31,363	$15,936

The Company's revenues disaggregated by customer location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$11,895	$5,037	$29,910	$13,575
International	505	1,099	1,453	2,361
Total revenue	$12,400	$6,136	$31,363	$15,936

Remaining Performance Obligations

As of September 30, 2024, approximately $110.1 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 30% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

The following table summarizes the changes in unearned revenue for the nine months ended September 30, 2024 (in thousands):

Total
Balance as of December 31, 2023	$12,534
Revenue recognized	(11,091)
New deferrals, net	6,949
Balance as of September 30, 2024	$8,392

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

In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2024, the number of shares reserved for issuance under the 2021 Plan increased by 14,215,808. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of September 30, 2024, the Company had 23,704,859 shares available for grant under the 2021 Plan.

Under both equity incentive plans, all options granted have a contractual term of 10 years.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. For stock options granted during the three and nine months ended September 30, 2024 and 2023, the assumptions for the Black-Scholes option-pricing model were developed as follows:

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

The assumptions used to estimate the fair value of stock options granted are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	—%	—%	4.31%	4.09%
Expected term (in years)	—	—	6.00	5.50
Expected volatility	—%	—%	79.33%	80.63%
Dividend yield	—%	—%	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	21,664,377	$2.26
Granted	52,640	11.24
Exercised	(3,417,286)	0.96
Cancelled/ Forfeited	(87,631)	4.03
Outstanding as of September 30, 2024	18,212,100	$2.52	5.70	$118.34
Exercisable as of September 30, 2024	14,461,879	$1.91	5.33	$102.17
Exercisable and expected to vest as of September 30, 2024	18,212,100	$2.52	5.70	$118.34

Early Exercised Stock Options

As of September 30, 2024 and December 31, 2023, there were 259,329 and 403,764 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of September 30, 2024 and December 31, 2023, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.5 million and $0.8 million, respectively, in its condensed consolidated balance sheets.

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	15,107,535	$8.90
Granted	7,944,799	9.45
Vested	(5,901,443)	9.12
Forfeited	(1,946,950)	9.86
Outstanding as of September 30, 2024	15,203,941	$8.97	2.71
Expected to vest after September 30, 2024	15,162,941	$8.96	2.71

During the three and nine months ended September 30, 2024, the Company released zero and 1,064,518 RSUs, respectively, related to the settlement of an accrued bonus liability. During the three and nine months ended September 30, 2023, the Company released 20,334 and 381,204 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

The Company grants performance-based restricted stock unit awards (“PSU”) to certain officers and employees, which vest over approximately three to four years. The number of shares that can be earned will range from 0% to 300% of the target number of shares, based on the Company's achievement of certain financial and technical goals, as well as a stock price hurdle requirement for a portion of the awards. In the event that the stock price hurdle is not met at the time the PSUs vest, the maximum PSU opportunity shall be limited to target (100%)

performance. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable of vesting as of September 30, 2024.

For the portion of the PSUs subject to the stock price hurdle, the fair value was determined using a Monte Carlo simulation model. The Monte Carlo simulation model requires estimates of highly subjective assumptions, which affect the fair value of each PSU. For PSUs granted during the three and nine months ended September 30, 2024 and 2023, the assumptions for the Monte Carlo simulation model were developed as follows:

Expected Volatility—The expected volatility in 2024 was determined based on the Company's historical stock price volatility. The expected volatility in 2023 was based on the average historical stock price volatility of comparable publicly traded companies in the Company's industry peer group, financial, and market capitalization data, due to the limited history of a public market for the Company's common stock prior to closing the Business Combination.

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

The assumptions used to estimate the fair value of PSUs subject to the stock price hurdle are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	—%	4.59%	4.86%	4.59%
Contractual term (in years)	—	3.37	2.69	3.37
Expected volatility	—%	80.00%	85.00%	80.00%
Dividend yield	—%	—%	—%	—%

The PSU activity is summarized in the following table, based on awards at target:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	4,307,833	$15.75
Granted	364,128	7.49
Forfeited	(834,328)	15.56
Outstanding as of September 30, 2024	3,837,633	$15.01	2.42
Expected to vest after September 30, 2024(1)	5,756,450	$14.32	2.42
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

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs, and PSUs, which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,332	$680	$3,392	$1,462
Research and development	13,907	9,534	37,840	21,168
Sales and marketing	2,929	2,000	8,157	3,523
General and administrative	6,399	4,763	18,218	12,396
Stock-based compensation, net of amounts capitalized	24,567	16,977	67,607	38,549
Capitalized stock-based compensation—Intangibles and fixed assets	1,468	1,116	4,214	2,711
Total stock-based compensation	$26,035	$18,093	$71,821	$41,260

Unrecognized Stock-Based Compensation

A summary of the Company's remaining unrecognized compensation expense and the weighted-average remaining amortization period as of September 30, 2024, related to its non-vested RSUs, PSUs, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$128.4	2.8
Performance-based restricted stock units	56.9	2.4
Stock options	17.5	1.6

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

Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of September 30, 2024, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.

11. INCOME TAXES

Income tax expense was less than $0.1 million for each of the three and nine months ended September 30, 2024 and 2023, due to the Company's international operations. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of September 30, 2024, and December 31, 2023. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

12. LEASES

The Company has operating leases for its various facilities, including its two primary locations in College Park, Maryland, and Bothell, Washington. The College Park, Maryland facility is used for research and development, servicing customers and corporate functions and is leased from the University of Maryland (“UMD”). The Bothell, Washington facility is used for manufacturing, research and development, and general office space. Both the College Park, Maryland, and Bothell, Washington, leases expire in 2030. As of September 30, 2024 and December 31, 2023, the Company's weighted-average remaining lease term was 5.5 years and 6.5 years, respectively, and the weighted-average discount rate was 8.2% and 9.0%, respectively.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost(1)
Fixed lease cost	$672	$365	$1,846	$1,085
Short-term cost	67	35	147	117
Total operating lease cost	$739	$400	$1,993	$1,202

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$64	$53	$187	$85
Research and development	461	129	1,198	462
Sales and marketing	60	22	116	51
General and administrative	154	196	492	604
Total operating lease cost	$739	$400	$1,993	$1,202

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash payments (receipts) included in the measurement of operating lease liabilities, net	$(835)	$(616)	$(2,932)	$(284)

As of September 30, 2024, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2024	$801
2025	3,729
2026	4,260
2027	4,322
2028	4,422
Thereafter	5,470
Total lease payments	$23,004
Less: imputed interest	(4,592)
Less: lease incentives	(109)
Present value of operating lease liabilities	$18,303

13. RELATED PARTY TRANSACTIONS

Transactions with University of Maryland

The Company has contracts with UMD, including contracts to provide certain quantum computing services and facility access, to provide customized quantum computing hardware, and an operating lease. Following the departure of the Company's Chief Scientist, UMD is no longer considered a related party as of January 1, 2024. Revenue recognized from contracts entered into while UMD was a related party was $0.8 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $3.2 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company had the following balances related to contracts entered into while UMD was a related party, as reflected in the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2024	2023
Assets
Operating lease right-of-use asset	$3,207	$3,452
Liabilities
Current portion of operating lease liabilities	$676	$661
Unearned revenue	436	2,670
Operating lease liabilities, net of current portion	2,932	3,181

Transactions with Duke University

In July 2016, the Company entered into an exclusive license agreement (the “License Agreement”) and an exclusive option agreement (the “Option Agreement”) with Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the amendments to the Option Agreements, has purchased research and development services. Following the departure of the Company's Chief Technology Officer, Duke is no longer considered a related party as of July 1, 2024.

The Company has the following balances related to agreements entered into while Duke was a related party, as reflected in the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2024	2023
Assets
Prepaid expenses and other current assets	$520	$520
Other noncurrent assets	415	805

14. SUBSEQUENT EVENTS

In November 2024, the Company entered into a definitive agreement to acquire substantially all of the assets of Qubitekk, Inc., a California-based leader in quantum networking, for $22.0 million, subject to certain adjustments, in an all-cash transaction. The acquisition is expected to close within the next six months, subject to the satisfaction of certain closing conditions.

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

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $129.6 million and $115.9 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $481.7 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

Business and Technical Highlights

•
We announced a $54.5 million contract with the United States Air Force Research Lab (AFRL) to design, develop, and deliver technology and hardware that enables the scaling, networking, and deployability of quantum systems. The project will help advance quantum networking compatibility with existing telecommunications infrastructure, interoperability with different quantum systems and devices, and deployability of systems suitable for various environments. The contract is our third with AFRL and will be delivered over four years.
•
We announced a $9 million agreement with the University of Maryland (UMD) to expand our partnership to provide state-of-the-art quantum computing access at the National Quantum Lab at Maryland (QLab). QLab provides UMD-affiliated students, faculty, researchers, staff, and partners with an unprecedented opportunity to work closely with our scientists and engineers as they gain experience with industry-leading trapped ion quantum computers.
•
We signed a definitive agreement to acquire substantially all of the assets and team of Qubitekk, Inc., a Vista, CA-based quantum networking company. As part of the transaction, which we anticipate closing within the next six months, we will fortify our leading position in the quantum networking industry by bringing on Qubitekk's team, customer base, and technology portfolio of 118 U.S. and international granted patents in the areas of quantum networking hardware and quantum network security and protection.
•
We announced the creation of a new quantum application development center in collaboration with AstraZeneca. We will be leveraging the power of our quantum experts and AstraZeneca’s world-class scientists to develop applications in their innovation BioVentureHub in Gothenburg, Sweden.
•
We announced a partnership with Ansys to accelerate simulation, expand high-fidelity design exploration, and reduce product development timelines, enabling faster market entry for more innovative products. The partnership is aimed at making simulation accessible to both quantum experts and non-experts by allowing seamless integration between Ansys software and IonQ computers.
•
We demonstrated remote ion-ion entanglement, the second of four significant milestones required to develop at-scale photonic interconnects. Our team achieved remote entanglement by developing a system to collect photons from two trap wells and route them to a single detection hub. This critical “point-to-point” step established a quantum communication link, an essential element in scaling quantum systems.
•
We announced a partnership with NKT Photonics to develop next-generation laser systems to power future quantum computers. The partnership includes NKT Photonics developing and delivering three prototype optical subsystems to us in 2025, designed to support the commercialization of our data center-ready quantum computers – such as IonQ Tempo and future barium-based systems.
•
We announced a partnership with imec – a world-renowned R&D center in nanoelectronics and digital technologies – to develop photonic integrated circuits and chip-scale ion trap technology. With these ground-breaking technologies, we aim to reduce overall hardware system size and cost, increase qubit count, and improve system performance and scale.

Impact of the Macroeconomic Climate on Our Business

Inflationary factors, interest rates and overhead costs may adversely affect our operating results. High interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the future on our operating costs, including due to supply chain constraints, consequences associated with bank failures, geopolitical tensions in and around Ukraine, Israel and other areas of the world, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Operating Costs and Expenses

Cost of revenue

Cost of revenue primarily consists of expenses related to construction of specialized quantum computing hardware and delivery of our services, including personnel-related expenses, hardware costs, allocated overhead costs for customer facing functions, and costs associated with maintaining our in-service quantum computing systems to ensure proper calibration as well as costs incurred for maintaining the cloud on which the QCaaS resides. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems and related software.

Research and development

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated overhead costs for our research and development functions. Unlike a standard computer, design and development efforts continue throughout the useful life of our quantum computing systems to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs related to quantum computing systems constructed for research purposes that are not probable of providing a future economic benefit and have no alternate future use as well as costs associated with third-party research and development arrangements.

Sales and marketing

Sales and marketing expenses consist of personnel-related expenses, including salaries, commissions, benefits and stock-based compensation, costs for direct advertising, marketing and promotional expenditures and allocated overhead costs for our sales and marketing functions. We expect to continue to make the necessary sales and marketing investments to enable us to increase our market penetration and expand our customer base.

General and administrative

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated overhead costs for our corporate, executive, finance, and other administrative functions. General and administrative expenses also include expenses for outside professional services, including legal, auditing and accounting services, recruitment expenses, information technology, travel expenses, certain non-income taxes, insurance, and other administrative expenses. We expect our general and administrative expenses to increase for the foreseeable future as we scale with the growth of our business.

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

Income tax benefit (expense)

Income tax expense consists of income taxes related to foreign jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Revenue	$12,400	$6,136	$31,363	$15,936
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	6,515	2,008	15,552	4,945
Research and development(1)	33,178	24,599	96,750	60,701
Sales and marketing(1)	6,630	5,047	19,468	11,289
General and administrative(1)	14,322	13,927	41,395	35,438
Depreciation and amortization	4,890	2,749	13,150	6,869
Total operating costs and expenses	65,535	48,330	186,315	119,242
Loss from operations	(53,135)	(42,194)	(154,952)	(103,306)
Gain (loss) on change in fair value of warrant liabilities	(3,868)	(7,640)	11,398	(26,787)
Interest income, net	4,508	5,007	14,108	14,115
Other income (expense), net	15	55	(164)	150
Loss before income tax expense	(52,480)	(44,772)	(129,610)	(115,828)
Income tax benefit (expense)	(16)	(39)	(39)	(39)
Net loss	$(52,496)	$(44,811)	$(129,649)	$(115,867)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cost of revenue	$1,332	$680	$3,392	$1,462
Research and development	13,907	9,534	37,840	21,168
Sales and marketing	2,929	2,000	8,157	3,523
General and administrative	6,399	4,763	18,218	12,396

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Revenue	$12,400	$6,136	$6,264	102%

Revenue increased by $6.3 million, or 102%, to $12.4 million for the three months ended September 30, 2024, from $6.1 million for the three months ended September 30, 2023. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as new revenue contracts under which we provided services during the three months ended September 30, 2024.

Cost of revenue

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$6,515	$2,008	$4,507	224%

Cost of revenue increased by $4.5 million, or 224%, to $6.5 million for the three months ended September 30, 2024, from $2.0 million for the three months ended September 30, 2023. The increase was driven primarily by an increase in hardware costs used in the construction of specialized quantum computing hardware, as well as an increase in labor costs to service contracts, for the three months ended September 30, 2024.

Research and development

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Research and development	$33,178	$24,599	$8,579	35%

Research and development expense increased by $8.6 million, or 35%, to $33.2 million for the three months ended September 30, 2024, from $24.6 million for the three months ended September 30, 2023. The increase was primarily driven by an increase of $6.8 million in payroll-related expenses, including an increase in stock-based compensation of $4.4 million, as a result of increased headcount and new equity grants, and a $0.5 million increase in materials, supplies and equipment costs. The remaining increase is due to an increase in costs to support research and development initiatives, including a $0.4 million increase in professional service fees and a $0.7 million increase in allocated overhead costs.

Sales and marketing

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Sales and marketing	$6,630	$5,047	$1,583	31%

Sales and marketing expense increased by $1.6 million, or 31%, to $6.6 million for the three months ended September 30, 2024, from $5.0 million for the three months ended September 30, 2023. The increase was primarily driven by an increase of $1.7 million of payroll-related expenses, including an increase in stock-based compensation of $0.9 million, as a result of increased headcount and new equity grants, offset by a decrease of $0.1 million in professional service fees.

General and administrative

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
General and administrative	$14,322	$13,927	$395	3%

General and administrative expenses increased by $0.4 million, or 3%, to $14.3 million for the three months ended September 30, 2024, from $13.9 million for the three months ended September 30, 2023. The increase was primarily driven by an increase of $1.9 million of payroll-related expenses, including an increase in stock-based compensation of $1.6 million, as a result of increased headcount and new equity grants, offset by a decrease of $1.5 million in professional service fees and allocated overhead costs.

Depreciation and amortization

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Depreciation and amortization	$4,890	$2,749	$2,141	78%

Depreciation and amortization expenses increased by $2.1 million, or 78%, to $4.9 million for the three months ended September 30, 2024, from $2.7 million for the three months ended September 30, 2023. The increase was primarily driven by an increase of $0.7 million and $0.8 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively, and an increase of $0.6 million due to amortization of capitalized internal-use software.

Gain (loss) on change in fair value of warrant liabilities

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$(3,868)	$(7,640)	$3,772	49%

The change in fair value of warrant liabilities increased by $3.8 million, or 49%, to a loss of $3.9 million for the three months ended September 30, 2024, from a loss of $7.6 million for the three months ended September 30, 2023. The increase was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Interest income, net	$4,508	$5,007	$(499)	(10)%

Interest income, net decreased by $0.5 million, or 10%, to $4.5 million for the three months ended September 30, 2024, from $5.0 million for the three months ended September 30, 2023. The decrease was primarily driven by a decrease in the available-for-sale investments balance, offset by higher interest rates.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Revenue	$31,363	$15,936	$15,427	97%

Revenue increased by $15.4 million, or 97%, to $31.4 million for the nine months ended September 30, 2024, from $15.9 million for the nine months ended September 30, 2023. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as new revenue contracts under which we provided services during the nine months ended September 30, 2024.

Cost of revenue

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$15,552	$4,945	$10,607	214%

Cost of revenue increased by $10.6 million, or 214%, to $15.6 million for the nine months ended September 30, 2024, from $4.9 million for the nine months ended September 30, 2023. The increase was driven primarily by an increase in hardware costs used in the construction of specialized quantum computing hardware, as well as an increase in labor costs to service contracts, for the nine months ended September 30, 2024.

Research and development

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Research and development	$96,750	$60,701	$36,049	59%

Research and development expense increased by $36.0 million, or 59%, to $96.8 million for the nine months ended September 30, 2024, from $60.7 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase of $26.5 million in payroll-related expenses, including an increase in stock-based compensation of $16.7 million, as a result of increased headcount and new equity grants, and a $4.8 million increase in materials, supplies and equipment costs. The remaining increase is due to an increase in costs to support research and development initiatives, including a $1.5 million increase in professional service fees and a $1.9 million increase in allocated overhead costs.

Sales and marketing

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Sales and marketing	$19,468	$11,289	$8,179	72%

Sales and marketing expense increased by $8.2 million, or 72%, to $19.5 million for the nine months ended September 30, 2024, from $11.3 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase of $7.9 million of payroll-related expenses, including an increase in stock-based compensation of $4.6 million, as a result of increased headcount and new equity grants.

General and administrative

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
General and administrative	$41,395	$35,438	$5,957	17%

General and administrative expenses increased by $6.0 million, or 17%, to $41.4 million for the nine months ended September 30, 2024, from $35.4 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase of $7.4 million in payroll-related expenses, including an increase in stock-based compensation of $5.8 million, as a result of increased headcount and new equity grants, offset by a decrease of $1.7 million in professional service fees and allocated overhead costs.

Depreciation and amortization

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Depreciation and amortization	$13,150	$6,869	$6,281	91%

Depreciation and amortization expenses increased by $6.3 million, or 91%, to $13.2 million for the nine months ended September 30, 2024, from $6.9 million for the nine months ended September 30, 2023. The increase was primarily driven by an increase of $2.3 million and $2.0 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively, and an increase of $1.9 million due to amortization of capitalized internal-use software.

Gain (loss) on change in fair value of warrant liabilities

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$11,398	$(26,787)	$38,185	143%

The change in fair value of warrant liabilities increased by $38.2 million, or 143%, to a gain of $11.4 million for the nine months ended September 30, 2024, from a loss of $26.8 million for the nine months ended September 30, 2023. The increase was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Nine Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Interest income, net	$14,108	$14,115	$(7)	(0)%

Interest income, net was relatively flat for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, as the decrease in the available-for-sale investments balance was offset by higher interest rates.

Liquidity and Capital Resources

As of September 30, 2024, we had cash, cash equivalents and available-for-sale securities of $382.8 million. Excluded from our available liquidity is $2.4 million of restricted cash, which is primarily recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of September 30, 2024, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of September 30, 2024, we had an accumulated deficit of $481.7 million. During the nine months ended September 30, 2024, we incurred net losses of $129.6 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our material cash requirements as of September 30, 2024, include operating lease commitments. As of September 30, 2024, we have total operating lease obligations of $23.0 million, with $3.5 million payable within 12 months.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(66,255)	$(52,181)
Net cash provided by (used in) investing activities	58,366	44,580
Net cash provided by (used in) financing activities	2,414	784

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

Net cash used in operating activities during the nine months ended September 30, 2024, was $66.3 million, resulting primarily from a net loss of $129.6 million, adjusted for non-cash activity, primarily related to stock-based compensation, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities and increased compensation costs as a result of hiring personnel.

Net cash used in operating activities during the nine months ended September 30, 2023, was $52.2 million, resulting primarily from a net loss of $115.9 million, adjusted for non-cash activity, primarily related to the loss recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities.

Cash flows from investing activities

Net cash provided by investing activities during the nine months ended September 30, 2024, was $58.4 million, primarily resulting from cash received from maturities of available-for-sale securities of $318.2 million, offset by purchases of available-for-sale securities of $241.2 million, additions of $14.4 million to property and equipment primarily related to leasehold improvements and the development of our quantum computing systems, and additions of $3.1 million related to capitalized software development costs.

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

Cash flows from financing activities

Net cash provided by financing activities during the nine months ended September 30, 2024, was $2.4 million, primarily resulting from proceeds from stock options exercised.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the case merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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

We have historically experienced net losses from operations. For the nine months ended September 30, 2024, we incurred a loss from operations of $155.0 million. As of September 30, 2024, we had an accumulated deficit of $481.7 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers. Even with significant production, such production may never become profitable.

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

Any disruptions, outages, defects and other performance and quality problems with our quantum computing systems or with the public cloud, internet, and other infrastructure on which they rely, could result in reduced use of our systems, increased expenses, required provision of service credits, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel, including our employees who have specialized knowledge. We have experienced in the past, and as we build our brand and become more well known, there is increased risk that we may further experience in the future, competitors or other companies hiring our personnel. The loss of the services provided by these individuals could adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of one of our key employees, particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. From time to time we have been required to provide, and we anticipate being required to provide more consistently in the future, forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is very little historical basis for making judgments on the demand for our quantum computers or our ability to develop, manufacture, and deliver quantum computers, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum computers and related compute time to our potential customers could be delayed. We have previously failed, and may in the future fail, to accurately forecast customer demand, which resulted in, and may in the future result in, an excess or obsolescence of materials and supplies. Excess or obsolete materials and supplies may result in write-downs or write-offs. If we fail to effectively manage our forecasted supply and demand and on hand materials and supplies, our results of operations and financial condition could be adversely impacted, and it could result in loss of revenue, increased costs, or delays that could adversely impact customer success.

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

We have a high degree of revenue concentration, and we expect to continue to experience significant revenue concentration for the foreseeable future, including increasing revenue concentration among our major customers in the near term. Our customers’ demand for our products may fluctuate due to factors beyond our control. A disruption in our relationship with any of our customers could adversely affect our business. Our inability to meet our customers’ requirements or to qualify our products with them could adversely impact our revenue. The loss of, or restrictions on our ability to sell to, one or more of our major customers, or any significant reduction in orders from customers could have a material adverse effect on our operating results and financial condition.

Our future growth and success depends in part on our ability to sell effectively to government entities and large enterprises.

Our customers and potential customers include domestic and international government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies can be priced as fixed fee development contracts, which involve additional risks. In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. Additionally, such government contracts may limit our ability to do business with foreign governments or prevent us from selling our products in certain countries.

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

Contracts with domestic and international government and state agencies are subject to a number of challenges and risks. The bidding process for government contracts can be highly competitive, expensive and time-consuming, often requiring significant up front time and expense without any assurance that these efforts will generate revenue.

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

Government actions and regulations, such as tariffs and trade protection measures, especially in China and the United States, may adversely impact our business, including our ability to obtain products from our suppliers.

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

We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export controls and sanctions. However, we cannot provide assurance that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. Any violation of U.S. sanctions or export controls, including failure to obtain appropriate import, export, or re-export licenses or authorization, could result in significant penalties and government investigations, delays in approving or denials of export licenses, and reputational harm and loss of business.

In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, technologies, and services or could limit our clients’ ability to implement our products, technologies, and services in those countries. The United States, United Kingdom, France, Spain, Canada, and the Netherlands have recently enacted export controls on quantum computing hardware and related software and technology at specified levels of technological advancement. We will continue to review our existing compliance measures to ensure compliance with any applicable regulatory changes. Changes in our products, or future changes in export and import regulations, may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, adversely affect our ability to hire personnel from certain countries to work on our products, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the case merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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

Various atomic species are used in trapped-ion systems in academic and commercial settings, including isotopes of elemental ions. Some of these atomic isotopes are radioactive. We use certain radioactive materials in our research, development, and production activities. As a result of our utilization of radioactive material, we and some of our suppliers, distributors, and customers are subject to regulation by United States governmental authorities, such as the Food and Drug Administration (“FDA”), the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, which regulate products and activities which emit, produce, or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, marketing, and disposal of our products. We are also subject to international laws and regulations that apply to the utilization of radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Agency reviews of radioactivity-related applications that we are required to make in order to design, develop, test, manufacture, package, distribute, import, export, sell, market or dispose of radioactive materials may be lengthy or unsuccessful, and as a result our ability to sell our products or operate in certain jurisdictions may be impaired. Although we believe that our safety procedures for handling such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials may not be completely eliminated, and as a result we could incur related liabilities or expenses.

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
•
mandatory security and privacy framework compliance requirements, including the handling of controlled unclassified information; and
•
mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

Government contracts are also generally subject to greater scrutiny by the government than commercial contracts are by commercial customers. For example, government agencies can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, policies and other obligations related to privacy, data protection and security. Our actual or perceived failure to comply with such obligations could lead to adverse business consequences.

Our data storage and processing activities, including the establishment and operation of future quantum data centers, may subject us to numerous privacy, data protection and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy, data localization and security. Laws and regulations governing privacy, data protection and data sovereignty are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties that may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our current practices do not comply.

In the United States, federal, state, and local governments have enacted numerous privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal information of California consumers, business representatives and employees, and imposes various requirements on businesses, including to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. In addition, the California Privacy Rights Act of 2020 (“CPRA”) expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal information and establishing a new regulatory agency to implement and enforce the law. Numerous other states have enacted, are in the process of enacting, are proposing to enact or are considering comprehensive state-level privacy laws. Such laws are also being considered at the federal and local levels.

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

Outside the United States, an increasing number of laws, regulations, industry standards and other obligations may govern privacy, data protection and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s General Data Protection Regulation (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data.

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

In addition to privacy, data protection and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to additional obligations in the future. We are also bound by other contractual obligations related to privacy, data protection and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy and data protection laws, such as the EU GDPR, UK GDPR and CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customers may require us to host personal data locally.

We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy, data protection and security. If these policies, materials or statements are or are perceived to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to privacy, data protection and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, data protection and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail, or perceived to have failed, to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, data protection and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar events); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; interruptions or stoppages in our business operations or data collection; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our products. In particular, our quantum computing technology is dependent on our license agreement with University of Maryland and Duke University, or the Universities. Pursuant to the license agreement with the Universities, we were granted an exclusive, worldwide, royalty-free, sublicensable license for certain patents, know-how (on a non-exclusive basis) and other intellectual property to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which includes the application of the licensed intellectual property in ion trap quantum computing.

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

If you purchase shares of our common stock or warrants to purchase common stock, you may not be able to resell those shares or warrants at or above the price you paid. The market price of our common stock may be highly volatile and may fluctuate or decline significantly in response to numerous factors, some of which are beyond our control. It is possible that an active trading market will not be sustained. The securities markets have experienced and continue to experience significant volatility. Market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock or warrants to purchase common stock regardless of our operating performance. Our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

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

As of September 30, 2024, we had warrants outstanding to purchase an aggregate of 13,529,455 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 29,058,859 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

The exercise price for our public warrants is $11.50 per share of common stock. There is no guarantee that the public warrants will be in the money at any specific point in time prior to their expiration, and as such, the public warrants may expire worthless. The public warrants expire on September 30, 2026.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

IonQ, Inc.

Date: November 6, 2024	/s/ Peter Chapman
	Name:	Peter Chapman
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)