Form 10-K
period 2024-12-31
IonQ, Inc.
filed 2025-02-26
CIK 1824920

...s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $7.03, per share of the Registrant’s common stock on the New York Stock Exchange on June 30, 2024, was $1.2 billion. This calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of registrant’s common stock outstanding as of February 19, 2025 was 222,842,179.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended.

i

CERTAIN TERMS USED IN THIS REPORT

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
•
IonQ X (Twitter) Account (https://x.com/ionq_inc)
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

ii

GLOSSARY OF SELECTED TERMINOLOGY

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the following terms have the respective meanings as defined below:

Algorithmic Qubit: A metric describing the number of “useful” qubits in a system, considering noise, connectivity limitations, and other sources of error.

Barium: A silvery rare-earth metal, atomic number 56, that can be used as a qubit for quantum computing. IonQ is exploring barium as an alternative qubit species because its slightly more complex structure offers higher fundamental gate and readout fidelities when controlled correctly, and because it primarily interacts with light in the visible spectrum, allowing additional opportunities for standard fiber optic technologies in parts of the system.

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

Quantum Networking: Interconnecting multiple quantum processing units to enable communication or computation using photonic interconnects or entanglement to facilitate the distribution of information or computation.

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

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” “could,” or similar language are intended to identify forward-looking statements. These forward-looking statements include statements concerning the following:

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
•
our ability to sell full quantum computing and networking systems to customers, either over the cloud or for local access;
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

Item 1. Business.

Overview

We are developing quantum computers and networks designed to solve some of the world’s most complex problems, and transform business, society and the planet for the better. We believe that our proprietary technology, our architecture, and the technology exclusively available to us through license agreements will offer us advantages both in terms of research and development, as well as the commercial value of our intended product offerings.

Today, we sell specialized quantum computing and networking hardware together with related maintenance and support. We also sell access to several quantum computers of various qubit capacities and are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available via three major cloud platforms, Amazon Web Services’ (“AWS”) Amazon Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace, and also to select customers via our own cloud service. This cloud-based approach enables the broad availability of quantum-computing-as-a-service (“QCaaS”).

We supplement our offerings with professional services focused on assisting our customers in applying quantum computing and networking to their businesses. We also expect to sell full quantum computing systems to customers, either over the cloud or for local access. We also offer quantum networking products which offer customers secure communication networks and enable networked quantum computing.

We are still in the early stages of commercial growth. Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $331.6 million, $157.8 million and $48.5 million, for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $683.7 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of algorithmic qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

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

Our Strategy

Our mission is to be the leading quantum computing company enabling the new era of quantum computing. We intend to fulfill our mission by:

•
Leveraging Our Technology. We believe that our technology offers substantial technological advantages compared to other competing quantum computing and networking systems. We intend to build upon our technological lead by leveraging our world-class team of leaders and engineers who are pioneers in quantum computing and networking, with proven track records in innovation and technical leadership. To date, we have developed and assembled ten generations of quantum computer prototypes and systems, have constructed quantum operating systems and software tools, and have worked with leading cloud vendors, quantum programming languages and quantum software development kits (“SDKs”).
•
Selling Direct Access to Quantum Computers. We sell specialized quantum computing and networking hardware to select customers, complemented by access to quantum experts and algorithm development capabilities. We sell direct access to the quantum computers we manufacture, with units offered on a whole system or usage basis. We believe that by offering direct access to quantum computing, supplemented by our professional services, we can assist select customers in deepening their application of quantum solutions.
•
Offering QCaaS. We provide QCaaS, complemented by access to quantum experts and algorithm development capabilities. We manufacture, own and operate quantum computers. Our quantum computing solution is currently delivered via AWS’s Amazon Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace as well as on our own cloud platform. We believe that by offering QCaaS, we can accelerate the adoption of our quantum computing solutions, while efficiently promoting quantum computing across our partner ecosystems.
•
Continuing to Enhance Our Proprietary Position. We have exclusively licensed our core technology from the University of Maryland and Duke University (together, the “Universities”), and our complex technology is protected by an extensive patent portfolio. We intend to continue to drive innovation in quantum computing and networking and seek intellectual property protection where appropriate to enhance our proprietary technology position.
•
Further Developing Our Quantum Computing and Networking Partner Ecosystem. We believe our relationships with leading technology enterprises, government agencies, and university research institutes will accelerate innovation, distribution and monetization of our quantum capabilities.

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
•
Fault-tolerant quantum computing (FTQC): This last stage will see large modular quantum computers with enough power to tackle a wide array of commercial applications relevant to many sectors of the economy. At this stage, classical computers are expected to no longer compete with quantum computers in many fields. The technical barrier will be the adoption of a modular quantum computer architecture that allows the scalable manufacturing of large quantum computer systems.

In a 2024 update of the previously referenced publicly available report, the third-party consulting firm detailed $50 billion in total government and private investment in quantum technology and estimated up to $2 trillion in economic value from quantum computing in the next ten years.

Building a Quantum Computer or a Quantum Network

Requirements for Building Useful Quantum Computers and Networks

Quantum computers and networks are difficult to build and operate because the physical system of qubits must be nearly perfectly isolated from its environment to faithfully store quantum information. Yet the system must also be precisely controlled through the application of quantum gate operations, and it must ultimately be measured with high accuracy. A practical quantum computer or network requires well-isolated, near-perfect qubits that are cheap, replicable and scalable, along with the ability to initialize, control and measure their states. Breakthroughs in physics, engineering, and classical computing were prerequisites for building a quantum computer or network, which is why for many decades the task was beyond the limits of available technology.

To execute computational tasks, a quantum computer must be able to (i) initialize and store quantum information in qubits, (ii) operate quantum gates to modify information stored in qubits and (iii) output measurable results. Each of these steps must be accomplished with sufficiently low error rates to produce reliable results. Moreover, to be practical, a quantum computer or network must be economical in cost and scalable in compute power (i.e., the number of qubits and the number of gate operations) to handle real world problems.

The development of large-scale quantum computing and networking systems is still in early stages, and several potential engineering architectures for how to build a quantum computer or network have emerged. We are developing quantum computers based on individual atoms as the core qubit technology, which we believe has key advantages in scaling. The ability to produce cheap error-corrected qubits at scale in a modular architecture is one of the key differentiators of our approach. We have achieved many engineering firsts in this field and we believe that, with our focus on achieving additional technical milestones over the next few years, we are well positioned to bring quantum computing advantage to the commercial market.

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
•
Slow gate speeds: Compared to their solid-state counterparts, trapped ions are widely believed to have slow gate speeds. While slow gate speeds are the case for many systems in operation today, both theoretical analyses and experimental demonstrations suggest this may not be a fundamental limit of trapped ion qubits (although this has not yet been demonstrated in commercial applications). In fact, high-fidelity gates with speeds comparable to those of solid-state qubits have been realized in several research laboratories. We expect that our future quantum computers based on barium ions will be faster, more powerful, more easily interconnected, and will feature more uptime for customers. Moreover, we believe that as systems with other qubit technologies scale up, their restricted connectivity and high error-correction overhead will significantly slow down their overall computation time, which we believe will make the trapped ion approach more competitive in terms of operational speed.

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

Our quantum architecture is modular, meaning that if development of this architecture is successful, the number of qubits in a QPU, or the number of QPUs in a system, could be scaled. Also, by allowing for each qubit in a system to entangle with any other qubit in that system, we believe that a system’s number of quantum gates could increase rapidly with each additional qubit added. This all-to-all connectivity is one of the key reasons we believe our systems will be computationally powerful. Notably, our architectural approach to scaling quantum computers across several QPUs has also contributed to IonQ's work in quantum networking.

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

Our quantum gates are fully programmable in software; there is no “hard-wiring” of qubit connections in the quantum computing hardware. The structure of a quantum circuit or algorithm can therefore be optimized in software, and the appropriate laser beams can then be generated, switched, or modulated to execute any pattern of gate interactions. Our programmable gate configurations make our systems adaptable. Unlike quantum computer systems that are limited to a single class of problems due to their architecture, we believe that any computational problem with arbitrary internal algorithmic structure could be optimized to run on our system, although this has not been demonstrated at scale.

Quantum Error Correction

A key milestone in building larger quantum computers is achieving fault-tolerant quantum error-correction. In quantum error-correction, individual physical qubits prone to errors are combined to form an error-corrected qubit (sometimes referred to as a logical qubit) with a much lower error rate. Determining how many physical qubits are needed to form a more reliable logical qubit (the resource “overhead”) depends on both the error rate of the physical qubits and the specific error-correcting codes used. In 2020, a team of researchers at the University of Maryland, including some current IonQ employees, demonstrated the first fault-tolerant error-corrected qubit using 13 trapped ion qubits. In 2024, we announced a partial error correction scheme which proposes a 3:1 qubit overhead to reduce noise and error in certain quantum gates that we believe we may implement in future generations of IonQ quantum computers. With our unique architecture, we believe quantum error-correction can be coded in hardware and software, allowing varying levels and depths of quantum error-correction to be deployed as needed. Because the ion qubits feature very low idle and native error rates and are highly connected, to achieve the first useful quantum applications we expect the error-correction overhead to be significantly lower than other approaches, for which we estimate the overhead to be on the order of at least 1,000:1.

We believe our architectural decisions will make our systems uniquely capable of achieving scale. We have published a roadmap for scaling to larger quantum computing systems, with concrete technological innovations designed to significantly improve the performance of the systems. For example, in 2022, we announced that through our partnership with the U.S. Department of Energy’s Pacific Northwest National Laboratory (“PNNL”), we were able to shrink the barium source material down to a microscopic scale. We believe this is significant because it is evidence of our continued progress to reduce the size of core system components, an important step in the creation of quantum computers small enough to be networked together. However, meeting future milestones included in our roadmap is not guaranteed and is dependent on various technological advancements, which could take longer than expected to realize or turn out to be impossible to achieve. We believe that, with engineering advancements and firsts yet to be achieved, our quantum computers will become increasingly compact and transportable, opening up future applications of quantum computing at the edge.

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

At the heart of our approach is the modular architecture that may enable such growth. We expect our future systems to be modular networks of many QPUs working together as a large quantum computer, similar to how classical data centers are designed, constructed and operated today. Our engineering effort is focused on reducing the size, weight, cost, and power consumption of the QPUs that will be the center of each generation of the modular quantum computer, while increasing the number of QPUs manufactured each year. We intend to focus on achieving these engineering efforts over the next several years. If successful, we expect that we may be able to achieve compact, lightweight and reliable quantum computers, which can be deployed at the edge, similarly to how personal computers have enabled new applications for both government and commercial use.

Our Business Model

Quantum Computing and the Compute Access Model

As quantum hardware matures, we expect the quantum computing industry to increasingly focus on practical applications for real-world problems, known as quantum algorithms. Today, we believe that there are a large number of quantum algorithms widely thought to offer advantages over classical algorithms in that each of these algorithms can solve a problem more efficiently, or in a different manner, than a classical algorithm. Our business model is premised on the belief that businesses with access to quantum computers and networks will likely have a competitive advantage in the future.

We provide quantum computing and networking services, complemented by access to quantum experts and algorithm development capabilities, designed to solve some of the most challenging issues facing corporations, governments and other large-scale entities today. We manufacture, own and operate quantum computers and networks, with compute units being offered to potential customers through system hardware sales and on a QCaaS basis and network units being offered through hardware sales. We manufacture specialized quantum computers for specific use cases for customers including government agencies. We also provide quantum networking solutions to augment existing networks with quantum capabilities.

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

Development Phase: This first stage focuses on quantum algorithm development and we expect it to involve deep partnerships between us and our customers to lay the groundwork for applying quantum solutions to the customer’s industry. We also anticipate uneven revenue for this period given that the quantum computing market is still nascent. We expect the development phase for each market to be characterized by the following go-to-market channels:

•
Co-development of quantum applications with strategic partners. We intend to form long-term partnerships with select industry-leading companies (aligned with our technology roadmap) to co-develop end-to-end solutions for the partner and to provide an early-adopter advantage to the partner in their industry. IonQ has announced co-development agreements with Ansys for computer aided design (CAD) and engineering and with the US Defense Advanced Research Projects Agency (DARPA) to help establish the next generation of benchmarking for quantum computers.
•
Preferred compute agreements with clients. We expect our preferred offerings to give the customer’s application engineers direct access to our cutting-edge quantum systems, as well as technical support to pursue their solution development.
•
Dedicated hardware. We sell certain specialized quantum computing and networking hardware to select customers. We also expect to manufacture and sell complete quantum systems and networks for dedicated use by a single customer, to be hosted on premises by the customer or remotely by us.
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

We expect the technical complexity of the solutions required for quantum algorithms to address how each application area will impact the timing of that market’s inflection point and transition from the development phase to the application phase. We expect computational chemistry and optimization to be among the first solutions to transition into broadly available applications. Additional markets taking advantage of quantum material science research and optimization speed-ups may come online next if broad-scale quantum advantage becomes accessible. If our quantum computers achieve full-scale fault tolerance, a diverse array of industries, ranging from quantum machine learning to deeper optimization, may be able to be transitioned to the application phase.

Customers and Prospects

Quantum Computing and Networking Systems and Hardware

We sell certain specialized quantum computing and networking hardware to select customers. We are also engaged with certain prospects who are interested in purchasing partial or entire quantum computing and networking systems, either over the cloud or for local access.

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

QCaaS

We provide access to our quantum computing solutions via AWS’s Amazon Braket, Microsoft’s Azure Quantum, and Google’s Cloud Marketplace, and sell access directly to select customers via our own cloud service. Making systems available through the cloud in both cases enables wide distribution. Through our cloud service providers, potential customers across the world in industry, academia and government can access our quantum hardware with just a few clicks. These platforms serve an important purpose in the quantum ecosystem, allowing virtually anyone to try our systems without an upfront commitment or needing to integrate with our platform.

Government Agencies

Our customers, potential customers and partners include government agencies such as the United States Air Force Research Lab. Government agencies and large organizations often undertake a significant evaluation process. Our contracts with government agencies are typically structured in phases, with each phase subject to satisfaction of certain conditions.

Commercial Agreements with the University of Maryland

Lease with the University of Maryland

In March 2020, we entered into an amended and restated office lease with UMD for the lease of our corporate headquarters and our research and development and manufacturing facility. This lease expires on November 30, 2030.

Contracts with the University of Maryland

In September 2021, we entered into a contract with UMD to provide certain quantum computing services and facility access, and in July 2022, we entered into a contract with UMD to provide customized quantum computing hardware.

Competition

There are many other approaches to quantum computing that use qubit technology besides the trapped ion approach we are taking. In some cases, conflicting marketing messages from these competitors can lead to confusion among our potential customer base. Large technology companies such as Google and IBM, and startup companies such as Rigetti Computing, are adopting a superconducting circuit technology approach, in which small amounts of electrical current circulate in a loop of superconducting material (usually metal where the electrical resistance vanishes at low temperatures). The directionality of the current flow, in such an example, can represent the two quantum states of a qubit. An advantage of superconducting qubits is that the microfabrication technology developed for silicon devices can be leveraged to make the qubits on a chip; however, a disadvantage of superconducting qubits is that they need to be operated in a cryogenic environment at near absolute-zero temperatures, and it is difficult to scale the cryogenic technology. Compared to the trapped ion approach, the qubits generated via superconducting suffer from short coherence times, high error rates, limited connectivity, and higher estimated error-correction overhead, ranging from 1,000:1 to 100,000:1 to realize the error-corrected qubits from physical qubits.

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

As of February 1, 2025, we own or license, on an exclusive basis, 132 issued U.S. patents and 204 pending or allowed U.S. patent applications, 140 issued foreign patents and 134 pending or allowed foreign patent applications, 13 registered U.S. trademarks and 11 pending U.S. trademark applications, and 23 registered international trademarks and 2 pending international trademark applications. Our issued patents expire between 2029 and 2043.

Exclusive License Agreement with the University of Maryland and Duke University

In July 2016, we entered into a license agreement with the University of Maryland (“UMD”) and Duke University (“Duke”), or the Universities, which was subsequently amended in September 2017, October 2017, October 2018, February 2021, April 2021, September 2021, January 2023, and February 2024 (as amended, the “License Agreement”), under which we obtained a worldwide, royalty-free, sublicensable license under certain patents, know-how and other intellectual property to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which includes the application of the licensed intellectual property in ion trap quantum computing. The License Agreement provides an exclusive license under the Universities’ interest in all patents (and non-exclusive for other types of intellectual property), subject to certain governmental rights and retained rights by the Universities and other non-profit institutions to use and practice the licensed patents and technology for internal research and other non-profit purposes. We also entered into an exclusive option agreement (“Option Agreement”) with each of the Universities in 2016 whereby we have the right to exclusively license additional intellectual property developed by the Universities by exercising an annual option and issuing a certain number of common shares to each of Duke and UMD.

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

Option Agreement with Duke University

In July 2016, we entered into an option agreement with Duke, which was subsequently amended in December 2020 and March 2021 (as amended, the “Duke Option Agreement”), under which we obtained the right to add Duke's interests in certain patents or other intellectual property to the License Agreement, including if they were developed by Jungsang Kim, Christopher Monroe, a professor at Duke and our former Chief Scientist, or Kenneth Brown, a professor at Duke, or by individuals under their respective supervision and such patents or intellectual property relates to the field of quantum information processing devices. We have added patents and other intellectual property to the License Agreement through the Duke Option Agreement. Pursuant to the terms of the Duke Option Agreement, we issued Duke shares of common stock, including shares of common stock issued pursuant to the amendment of the Duke Option Agreement. The Duke Option Agreement terminates in July 2026.

Human Capital Management

Our employees are critical to our success. As of December 31, 2024, we had a 407 person-strong team of quantum hardware and software developers, engineers, and general and administrative staff. Approximately 31% of our full-time employees are based in the greater Washington, D.C. metropolitan area and approximately 35% of our full-time employees are based in the greater Seattle, WA metropolitan area. We also engage a small number of consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions, and a significant portion of our research and development employees hold advanced engineering and scientific degrees, including many from the world’s top universities.

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
•
We have a history of operating losses and expect to incur significant expenses and continuing losses for the near future.
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
•
We have experienced in the past, and could also suffer future disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our private cloud, or other information systems, our research and development activities, our facilities, our other fixed assets, or with the public cloud, internet, and other infrastructure on which they rely.
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
•
The quantum computing and networking industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.
•
The quantum computing and networking industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.
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
•
Our business depends on our customers’ abilities to implement useful quantum algorithms and sufficient quantum resources for their business. If they are unable to do so, including due to their algorithmic challenge or other technical or personnel dilemmas, our growth may be negatively impacted.
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
•
Contracts with government entities subject us to risks, including early termination, audits, investigations, sanctions and penalties.
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
•
Some of our in-licensed intellectual property, including the intellectual property licensed from the University of Maryland and Duke University, has been conceived or developed through government-funded research and thus may be subject to federal regulations providing for certain rights for the U.S. government or imposing certain obligations on us, such as a license to the U.S. government covered by such intellectual property, “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.
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

As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of algorithmic qubits and to connect those quantum computers via quantum networks. As a result, our scalable business model has not been formed and it is possible that neither our December 2020 forward-looking technical roadmap nor our latest technical roadmap will be realized as quickly as expected, or even at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase until more powerful, scalable computers are produced, which requires a number of technological advancements that may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our service offerings, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

We have a history of operating losses and expect to incur significant expenses and continuing losses for the near future.

We have historically experienced net losses from operations. For the year ended December 31, 2024, we incurred a loss from operations of $232.5 million. As of December 31, 2024, we had an accumulated deficit of $683.7 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers. Even with significant production, such production may never become profitable.

We expect to continue to incur operating losses for the near future as we, among other things, continue to incur significant expenses in connection with the design, development and construction of our quantum computers, and as we expand our research and development activities, invest in manufacturing capabilities, build up inventories of components for our quantum computers, increase our sales and marketing activities, develop our distribution infrastructure, and increase our general and administrative functions to support our growing operations and costs of being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material adverse effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.

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

Commercial production of quantum computers or networks may never occur. We have no experience in producing large quantities of our products and are currently constructing advanced generations of our products. As noted above, there are significant technological and logistical challenges associated with developing, producing, marketing, selling and distributing products in the advanced technology industry, including our products, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. We may not be able to cost-effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner.

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

If commercial production of our quantum computers and networks commences, our products may contain defects in design and manufacture that may cause them to not perform as expected or that may require repair, recalls and design changes. Our quantum computers are inherently complex and incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our products. There can be no assurance that we will be able to detect and fix any defects in our quantum computers or networks prior to the sale to potential customers. If our products fail to perform as expected, customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.

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

Our growth is dependent upon our ability to successfully scale up manufacturing of our products in sufficient quantity and quality, in a timely or cost-effective manner. Our growth is also dependent upon our ability to successfully market and sell quantum computing and networking technology. We do not have experience with the mass distribution and sale of quantum computing and networking technology. Our growth and long-term success will depend upon the development of our sales and delivery capabilities.

Unforeseen issues associated with scaling up and constructing quantum computing and networking technology at commercially viable levels, and selling our technology, could negatively impact our business, financial condition and results of operations.

Moreover, because of our unique technology, our customers will require particular support and service functions, some of which are not currently available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experience unforeseen issues with the reliability of our technology, it could overburden our servicing and support capabilities. Similarly, increasing the number of our customers, products or services, for example by entering into government contracts and expanding to new geographies, has required and may continue to require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand computing targets globally. There can be no assurance that our projections on which such targets are based will prove accurate or that the pace of growth or coverage of our customer infrastructure network will meet customer expectations. Failure to grow at rates similar to that of the quantum computing and networking industry may adversely affect our operating results and ability to effectively compete within the industry.

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
•
customer acceptance of our quantum computing and networking systems;
•
breakthroughs in classical computing or other computing technologies that could eliminate the advantages of quantum computing and networking systems rendering them less practical to customers;
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

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of approximately $224.2 million and $148.1 million, respectively.

Our net operating loss carryforwards and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with our Business Combination with dMY or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our Business Combination with dMY or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Our Business and Industry

We have not produced a scalable quantum computer and face significant barriers in our attempts to produce quantum computers. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

Producing quantum computers is a difficult undertaking. There are significant research, development, and manufacturing challenges that we must overcome to build our quantum computers. We are still in the development stage and face significant challenges in developing quantum computers with sufficient performance and scale to meet the requirements of commercial use-cases and in producing quantum computers in commercial volumes. Some of the development challenges that could prevent the introduction of our quantum computers include, but are not limited to, failure to find scalable ways to flexibly manipulate qubits, failure to increase their number, failure to transition quantum systems to leverage low-cost, commodity optical technology, and failure to realize multicore and multiple QPU quantum computer technology.

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

In addition, we will need to develop the manufacturing process necessary to make these quantum computers in high volume. We have not yet validated a manufacturing process nor acquired the tools, processes, or support functions necessary to produce high volumes of our quantum computers that meet all commercial requirements. If we are not able to overcome these manufacturing hurdles in building our quantum computers, our business is likely to fail.

Even if we complete development and achieve volume production of our quantum computers, if the cost, performance characteristics or other specifications of the quantum computer fall short of our projections, our business, financial condition and results of operations would be adversely affected.

We have experienced in the past, and could also suffer future disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our private cloud, or other information systems, our research and development activities, our facilities, our other fixed assets, or with the public cloud, internet, and other infrastructure on which they rely.

Our business depends on our quantum computing systems to be available. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud, internet, private data center providers, facilities in which we build and deploy our systems and technology, and other infrastructure like utility power, water supply, air conditioning, air compression, and other inputs on which our systems and their supporting services rely. These problems can be caused by a variety of factors, including software or firmware updates, vulnerabilities and defects in proprietary software and open-source software, hardware components, human error or misconduct, capacity constraints, design limitations, denial of service attacks or other security-related incidents, foreign objects or debris, weather, construction, supply chain events, or accidents and other force majeure. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

Any disruptions, outages, defects and other performance and quality problems with our quantum computing systems or with the public cloud, internet, and other information systems and infrastructure on which they rely, could result in reduced use of our systems, increased expenses, delayed delivery under our contractual commitments, required provision of service credits, and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Even if we are successful in developing quantum computing systems and executing our strategy, competitors in the industry may achieve technological breakthroughs that render our quantum computing systems obsolete or inferior to other products.

Our continued growth and success depend on our ability to innovate and develop quantum computing and networking technology in a timely manner and effectively market these products. Without timely innovation and development, our quantum computing solutions could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s newer technologies. We believe that many competing technologies will require a technological breakthrough in one or more problems related to science, fundamental physics or manufacturing. While it is uncertain whether such technological breakthroughs will occur in the next several years, that does not preclude the possibility that such technological breakthroughs could eventually occur. Any technological breakthroughs that render our technology obsolete or inferior to other products could have a material effect on our business, financial condition or results of operations.

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

Programming for quantum computing requires unique tools, software, hardware, and development environments. We have focused our efforts on creating quantum computing hardware, the system control platform for such hardware and a suite of low-level software programs that optimize execution of quantum algorithms on our hardware. Further up the stack, we rely on third parties to create and advance software, standards, specifications, applications, hardware and services that enable these systems to integrate into various environments and be utilized towards various customer use cases. Full utilization of our quantum computing solutions may depend on these third-party software, standards, specifications, applications, hardware and services, which may not be compatible with our quantum computing solutions and their development, or may not be available to us or our customers on commercially reasonable terms, or at all, which could harm our business.

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

The quantum computing and networking industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

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

We compete based on various factors, including technology, price, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices or to cross-subsidize their quantum offerings from their other higher margin operations. In addition, many countries are focused on developing quantum solutions either in the private or public sector and may subsidize quantum computers or quantum networks, which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

Additionally, we must be able to achieve our objectives in a timely manner or quantum computing and networking may lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum computing and networking technology, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.

For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations, and financial condition.

The quantum computing and networking industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solution does not drive commercial engagement, the growth of our business will be harmed.

The nascent market for quantum computers and networks is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing customer demands and behaviors. If the market for quantum computers and networks in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

In addition, our growth and future demand for our products is highly dependent upon the adoption of quantum computers and networks and commercially useful quantum algorithms to run on quantum computers by developers and customers, as well as on our ability to demonstrate the value of quantum computing to our customers. Delays in future generations of our quantum computers or technical failures at other quantum computing and networking companies could limit market acceptance of our solution. Negative publicity concerning our solution or the quantum computing and networking industry as a whole could limit market acceptance of our solution. We believe quantum computing will solve many large-scale problems. However, such problems may never be solvable by quantum computing technology, or may only be solvable by systems that are more technologically mature than we currently expect. If our clients and partners do not perceive the benefits of our solution, or if our solution does not drive customer engagement, then our market may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would adversely affect revenues in the period before quantum advantage.

We have and may continue to face supply chain issues that could delay the introduction of our product and negatively impact our business and operating results.

We are reliant on third-party suppliers, including sole source suppliers, for components necessary to develop and manufacture our quantum computing and networking solutions. As our business grows, we must continue to scale and adapt our supply chain or it could have an adverse impact on our business. Any of the following factors (and others) could have an adverse impact on the availability of these components necessary to our business:

•
our inability to enter into agreements with suppliers on commercially reasonable terms, or at all;
•
inability of suppliers to mature their operations in line with our growth and to meet our evolving requirements;
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
•
difficulty obtaining raw materials that meet our quality standards;
•
significantly increased freight charges, disruptions in shipping or reduced availability of freight transportation;
•
imposition of, or increase in, tariffs, trade protection measures, or import and export controls by the United States or other countries;
•
reduced access to raw materials due to suppliers entering into exclusivity arrangements with our competitors;
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

We have experienced supply chain issues in the past. If any of the aforementioned factors were to materialize, it could cause us to delay or halt production of our quantum computing and networking solutions and/or entail higher manufacturing costs, any of which could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships.

We may not be able to accurately estimate the future supply and demand for our quantum computers, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. From time to time we have been required to provide, and we anticipate being required to provide more consistently in the future, forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is very little historical basis for making judgments on the demand for our quantum computers or our ability to design, develop, manufacture, and deliver quantum computers, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum computers and related compute time to our potential customers could be delayed. We have previously failed, and may in the future fail, to accurately forecast customer demand, which resulted in, and may in the future result in, an excess or obsolescence of materials and supplies. Excess or obsolete materials and supplies may result in write-downs or write-offs. If we fail to effectively manage our forecasted supply and demand and on hand materials and supplies, our results of operations and financial condition could be adversely impacted, and it could result in loss of revenue, increased costs, or delays that could adversely impact customer success.

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

We believe that we must continue to dedicate significant resources to our research and development efforts before knowing whether there will be market acceptance of our quantum computing and networking technologies. Furthermore, the technology for our products is new, and the performance of these products is uncertain. Our quantum computing and networking technologies could fail to attain sufficient market acceptance, if at all, for many reasons, including:

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

The quantum computing and networking market is characterized by rapid technological change, changing user requirements, uncertain product lifecycles and evolving industry standards. We believe that the pace of innovation will continue to accelerate as technology changes and different approaches to quantum computing mature on a broad range of factors, including system architecture, error correction, performance and scale, integration with classical computing resources, ease of programming, user experience, markets addressed, types of data processed, and data governance and regulatory compliance. Our future success depends on our ability to continue to innovate and increase customer adoption of our quantum computers and networks. If we are unable to enhance our quantum computing system to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, with better functionality, more conveniently, or more securely than our platform, our business, financial condition and results of operations could be adversely affected.

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

Our business depends on our customers’ abilities to implement useful quantum algorithms and sufficient quantum resources for their business. If they are unable to do so, including due to their algorithmic challenge or other technical or personnel dilemmas, our growth may be negatively impacted.

We have entered into, and may enter into, contracts, partnerships and other arrangements with customers to develop, test and run quantum algorithms specific to their business. The success of these contracts and partnerships is dependent on our customer’s ability to identify, implement, and realize useful and scalable algorithms for their portfolio at a speed commensurate with the pace of hardware, software, and technological development. These arrangements are also dependent on the availability of time and resources to develop and optimize these algorithms. The development and optimization of these algorithms is reliant on employing sufficient talent familiar with quantum computing and quantum networking, unique skills that require special training and education. If the market fails to train a sufficient number of engineers, researchers and other key quantum personnel, our customers may not find sufficient talent to partner with us to solve these problems. To the extent our customers are unable to effectively develop or utilize resources to advance algorithmic-use cases, our business, operating results and financial condition may be adversely impacted.

We are highly dependent on our key employees who have specialized knowledge, and our ability to attract and retain senior management and other key employees is critical to our success.

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees and other qualified personnel, including our employees who have specialized knowledge and our employees from acquired businesses. We have experienced in the past, and as we build our brand and become more well known, there is increased risk that we may further experience in the future, competitors or other companies hiring our personnel. The loss of the services provided by these individuals could adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of one of our key employees, particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in engineering, software development and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum computing and networking systems. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum computing and networking technologies, the commercialization of our quantum computing and networking technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations, including changes following the recent U.S. federal elections, could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, in this competitive environment, we may experience delays in the development of our quantum computing and networking technologies and be otherwise unable to develop and grow our business as projected, or even at all.

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

Our customers and potential customers include domestic and international government agencies and large enterprises. Therefore, our future success will depend on our ability to effectively sell our products to such customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to non-governmental agencies or smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by such customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions. Sales to government agencies can be priced as fixed fee development contracts, which involve additional risks. Cost-plus and time-and-materials contracts can adversely affect our results of operations and financial condition if our costs do not qualify as allowable costs under applicable regulations. In addition, government contracts generally include the ability of government agencies to terminate early which, if exercised, would result in a lower contract value and lower than anticipated revenues generated by such arrangement. Additionally, such government contracts may limit our ability to do business with foreign governments or prevent us from selling our products in certain countries.

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

Additionally, changes in government spending could have adverse consequences on our financial position, results of operations and business. Our anticipated future revenues from the U.S. government result from contracts awarded under various U.S. government programs. Cost cutting, including through consolidation and elimination of duplicative organizations, has become a major initiative for certain departments within the U.S. government. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors, including geo-political events and macroeconomic conditions.

Significant reduction in U.S. government spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

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

We also must comply with both local and international laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. Any changes to the government regulations applicable to government contracts could affect our ability to enter into, or the profitability of, contracts with government entities.

In addition, other parties’ perceptions of our relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments. Conversely, other parties’ perceptions of our relationship with non-U.S. governments or government entities could adversely affect our business prospects with the U.S. government.

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
•
changes in legal obligations or political or social attitudes with respect to security or privacy issues;
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

In the ordinary course of business, we access, collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, and otherwise process personal data and other sensitive information, including intellectual property, proprietary and confidential business data, trade secrets, sensitive third-party data, business plans, transactions, and financial information of our own, our partners, our vendors and their own supply chains, our customers, or other third parties (collectively, “Sensitive Data”).

We and the third parties upon which we rely process Sensitive Data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats to our information technology systems, data, and physical facilities (such as those where our quantum computers are stored), including but not limited to ransomware attacks, advanced persistent threats, and other causes of security incidents. Additionally, Sensitive Data could be leaked, disclosed or revealed as a result of or in connection with our employees', contractors', consultants', affiliates', or vendors' use of generative artificial intelligence (“AI”) technologies. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain threat actors, including nation state and other malicious actors, who may steal our Sensitive Data, including our intellectual property or other proprietary or confidential information, including our trade secrets. Our employees, contractors, affiliates, and/or related parties may have already been directly targeted by nation state actors and may be so targeted in the future.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state and nation-state-supported actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other geopolitical tensions or conflicts, we, the third parties upon which we rely, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss or unavailability of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and could lead to significant interruptions in our operations, loss or unavailability of Sensitive Data and loss of income, reputational harm, and diversion of funds.

Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Additionally, we are incorporated into the supply chains of companies worldwide and, as a result, if our services are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could be catastrophic and result in irreparable harm.

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

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. Our platform is built to be accessed through third-party cloud providers, such as AWS’s Amazon Braket, Microsoft’s Azure Quantum, and Google’s Cloud Marketplace, and we rely on these and other third-party service providers and technologies to operate critical business systems to process Sensitive Data in a variety of contexts, including, without limitation, other cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services or parts, or otherwise to operate our business. There can be no assurance that our third-party service providers’ security measures have been or will be effective to protect against various cybersecurity risks and vulnerabilities. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental access to, or acquisition, modification, destruction, loss, alteration, encryption, disclosure, or other processing of our Sensitive Data (including proprietary information and intellectual property) or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and Sensitive Data.

While we have implemented security measures designed to protect against security incidents and other interruptions, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities in our information technology systems (including in our services), but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit vulnerabilities change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred; and, we may not be able to anticipate or detect attacks or vulnerabilities. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. As a result, we may be unable to implement adequate preventative and responsive measures to stop or mitigate security incidents before or while they are occurring. Finally, incidents that may appear to be minor when assessed individually, may become material, at a later date, when considered in the aggregate.

Applicable privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: exposure, loss, unavailability, acquisition, or other unauthorized processing of Sensitive Data (including intellectual property or confidential or proprietary information); government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing Sensitive Data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security obligations, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Political challenges between the United States and countries in our supply chain, including China, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues could adversely impact our business. Specifically, United States-China trade relations remain uncertain. The United States administration has continued to impose tariffs on certain products imported into the United States with China as the country of origin, and China has imposed tariffs in response to the actions of the United States. The likelihood of a further increase in tariffs on goods from China and the imposition of tariffs on goods sourced from other countries has materially increased in light of comments by the new U.S. presidential administration, which has repeatedly communicated an intention to impose additional duties on imports from China, as well as on imports from other countries. The U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products and technology, and, in certain cases, services, to these entities and, in some cases, to receive products, technology or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of products, technology and services to China and other countries including end-uses related to advanced computing. The new U.S. presidential administration has signaled its intention to use U.S. trade policy, including tariffs and other trade restrictions, as an important foreign policy tool presenting uncertainty regarding the impact of future trade policies on our business. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States, China or other countries that could have a material adverse effect on our business. In addition, the Chinese government exercises significant control over China’s economy through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese suppliers, which could harm our business through higher supply costs, reduced availability or both.

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

In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, technologies, and services or could limit our clients’ ability to implement our products, technologies, and services in those countries. The United States, United Kingdom, France, Spain, Germany, Denmark, Finland, Norway, Slovenia, Japan, Canada, and the Netherlands have recently enacted export controls on quantum computing hardware and related software and technology at specified levels of technological advancement. We will continue to review our existing compliance measures to ensure compliance with any applicable regulatory changes. Changes in our products, or future changes in export and import regulations, may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, adversely affect our ability to hire personnel from certain countries to work on our products, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.

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
•
an evolving legal framework and additional legal or regulatory requirements for privacy and cybersecurity, which may necessitate the establishment of systems to maintain data in local markets, requiring us to invest in additional data centers and network infrastructure, and the implementation of additional employee privacy documentation (including locally compliant privacy notices and policies), all of which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business;
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
•
degradation in U.S. relationships with targeted countries that could result in those countries disfavoring doing business with U.S. companies;
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

As our international operations expand, our exposure to the effects of fluctuations in currency exchange rates grows. While we have primarily transacted with customers in U.S. dollars historically, we expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future. Additionally, fluctuations in the value of the U.S. dollar and foreign currencies may make our products and services more expensive for international customers, which could harm our business. Additionally, we incur expenses for employee compensation and other operating expenses for our non-U.S. employees in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of such expenses. These fluctuations could cause our results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. We may attempt to mitigate a portion of these risks through foreign currency hedging based on our judgment of the appropriate trade-offs among risk, opportunity, and exposure. Any future hedging activities may not offset the full, or in some cases any, adverse financial impact resulting from unfavorable movement in foreign currency exchange rates, which could adversely affect our financial condition and results of operations.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Oral argument in the Fourth Circuit occurred on January 31, 2025. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the case merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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

Contracts with government entities subject us to risks, including early termination, audits, investigations, sanctions and penalties.

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

In addition, government contracts normally contain additional requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements could include, for example:

•
specialized disclosure and accounting requirements unique to government contracts;
•
financial and compliance audits of our cost structure, accounting controls and procedures and adequacy of our policies and systems to meet Federal Acquisition Regulation requirements. These audits may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;
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

Government contracts are also generally subject to greater scrutiny by the government than commercial contracts are by commercial customers. For example, government agencies can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results. Responding to any investigation or action relating to government contracts could result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our customers also include non-U.S. governments. Similar procurement, budgetary, contract, and audit risks that apply in the context of U.S. government contracting may also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources.

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

Our data storage and processing activities, including the establishment and operation of future quantum data centers, may subject us to numerous privacy, data protection and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to privacy, data localization and security. Laws and regulations governing privacy, data protection and data sovereignty are rapidly evolving, extensive, complex, and include inconsistencies and uncertainties that may conflict with other rules or our practices. Further, new laws, rules, and regulations could be enacted with which we are not familiar or with which our practices do not comply.

In the United States, federal, state, and local governments have enacted numerous privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) applies to personal information of California consumers and imposes various requirements on businesses, including to provide specific disclosures in privacy notices and honor requests of California consumers to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Numerous other states have enacted, are in the process of enacting, are proposing to enact or are considering comprehensive state-level privacy laws. Such laws are also being considered at the federal and local levels.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various evolving laws, regulations, guidance, industry standards, and other obligations. Additionally, several states and localities have enacted measures related to the use of artificial intelligence and machine learning in products and services. Generally, we understand the use of AI for employee productivity also presents emerging ethical and social issues and may draw public scrutiny or controversy, and may also create or assist in producing output that appear correct but are factually inaccurate, incomplete, misleading, biased, or otherwise flawed, or produce other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable. These circumstances and developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

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

For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, we also target customers in Asia and may be subject to new and emerging data protection and privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) each has significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although various mechanisms may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s and UK’s respective standard contractual clauses, the EU-U.S. Data Privacy Framework, the United Kingdom extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our transferring or other processing of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigators, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to privacy, data protection and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to additional obligations in the future. We are also bound by other contractual obligations related to privacy, data protection and security, and our efforts to comply with such obligations may not be successful. For example, certain laws addressing privacy, data protection and security, such as the EU GDPR, Switzerland Federal Act on Data Protection (FADP), UK GDPR and CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customers may require us to host personal data locally.

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

We may at times fail, or be perceived to have failed, in our efforts to comply with our privacy, data protection or security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail, or be perceived to have failed, to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy, data protection or security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar events); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; interruptions or stoppages in our business operations or data collection; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

We are subject to U.S. and foreign anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery, and anti-corruption laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, promising, offering, providing, soliciting, or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. We may engage with partners and third-party intermediaries to conduct our business abroad, including marketing our services and obtaining necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and of our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. We cannot provide any assurance that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

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

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, in August 2022, as part of the Inflation Reduction Act of 2022, the United States enacted a 1% excise tax on stock buybacks and a 15% alternative minimum tax on adjusted financial statement income. Additionally, beginning in 2022, the Code eliminated the right to deduct research and development expenditures and instead requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and 15 tax years, respectively. To the extent applicable, we have accounted for these changes in accordance with our understanding of the guidance available as of the date of this filing and as described in more detail in our financial statements.

Many countries, as well as organizations such as the Organization for Economic Cooperation and Development, have implemented or proposed changes to existing tax laws, including a 15% global minimum tax. Any of these developments or changes in U.S. federal, state or international tax laws or tax rulings could adversely affect our effective tax rate and our operating results. There can be no assurance that our effective tax rates, tax payments or tax credits and incentives will not be adversely affected by these or other developments or changes in law.

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

Our success depends, in significant part, on our ability to obtain, maintain, enforce and defend patents and other intellectual property rights, including trade secrets, with respect to our products and technology and to operate our business without infringing, misappropriating, or otherwise violating the intellectual property rights of others. We may not be able to prevent unauthorized use of our intellectual property. We rely upon a combination of the intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties, however, our employees and consultants may not abide by, and not all of them have always abided by, their obligations under their nondisclosure and invention assignment agreements. Our trade secrets may also be compromised, which could cause us to lose the competitive advantage from such trade secrets. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.

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

government covered by such intellectual property, “march-in” rights, certain reporting requirements and a preference for U.S.-based companies, and compliance with such regulations may limit our exclusive rights and our ability to contract with non-U.S. manufacturers.

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

We have historically and may continue to, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this filing and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. Further, our lengthy sales cycle may contribute to substantial fluctuations in our quarterly or annual operating results as significant sales can be delayed to subsequent periods. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline as well. There can be no assurance that we will continue to issue public guidance in the future.

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

As of December 31, 2024, we had warrants outstanding to purchase an aggregate of 2,863,848 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 27,886,379 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

There is no guarantee that the public warrants will be in the money at any specific point in time, and they may expire worthless.

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

We have the ability to redeem outstanding public warrants prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. While the public warrants are redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you (1) to exercise your public warrants and pay the exercise price at a time when it may be disadvantageous for you to do so, (2) to sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (3) to accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of your public warrants.

In addition, we may redeem the public warrants prior to their expiration, at a price of $0.10 per warrant, provided that the last reported sales price of our common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption, provided that the warrants can be exercised on a cashless basis prior to redemption for a number of shares of common stock determined based on the redemption date and the fair market value of our common stock, and provided certain other conditions are met. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the public warrants are “out-of-the-money,” in which case, you would lose any potential embedded value from a subsequent increase in the value of our common stock had your public warrants remained outstanding.

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

As part of our risk management process, we conduct application security and vulnerability assessments, undergo third-party penetration testing of both our digital and physical assets, maintain ongoing risk assessments, and monitor various third-party risk feeds. Our risk management processes also assess third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners. In evaluating our response to our application security assessments, penetration tests, and risk feeds, our team collaborates with technical and business stakeholders to further analyze the risk to the company, and form detection, mitigation and remediation strategies to enhance our current security program. Our security program is aligned to the National Institute of Standards and Technology Cybersecurity Framework Special Publication (NIST) 800-53 standard, and we have obtained a SOC 2 Type 2 Certification. Although we refer to such frameworks in developing our cybersecurity risk management approaches, our use of them as guides is not intended to suggest that we meet any particular technical standards, specifications, or requirements set forth therein.

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

Our security officer has over a decade of management and executive level information technology experience and reports to our SVP of Engineering and Technology. Our security officer is a member of the senior leadership team, collaborates closely with key members of management including our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, SVP of Engineering and Technology, and SVP of Product to continuously monitor and evaluate our ongoing risk profile and mitigation strategies. Our security officer also provides ad hoc updates to management on cybersecurity-related news and events and discusses any updates to our cybersecurity risk management and strategy programs as a result of these matters. Where in the past we leveraged an outside fractional Chief Information Security Officer (“CISO”), during the year we transitioned to an in-house security leadership team. Our team includes personnel for supply chain security, governance risk and compliance and security engineering. We continue to leverage external industry partners in key areas including penetration testing, forensics, and for our security operations center. We use industry standard security tools across our program and reevaluate these annually as we digest the evolving threat landscape.

The Company’s overall risks and assessments are monitored via a cross functional team composed of members of senior management, security, legal, and financial reporting. A partnership exists between these aforementioned individuals and departments so that identified issues are addressed in a timely manner and incidents are escalated to the appropriate parties as required.

Item 2. Properties.

Our principal facility is our corporate headquarters, located in College Park, Maryland, where we lease approximately 32,000 square feet of space from the University of Maryland under an agreement that expires in 2030. This facility is used for research and development, servicing customers, and corporate functions. We also lease approximately 101,000 square feet of space in Bothell, Washington under an agreement that expires in 2030. Most of the facility is used for manufacturing, research and development, servicing customers, and general office space. We also lease approximately 13,000 square feet of space in Arlesheim, Switzerland under an agreement that expires in 2029. Most of the facility is used for servicing customers and general office space. We believe that our facilities are sufficient to meet our current needs and we will be able to obtain additional space as needed under commercially reasonable terms.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Oral argument in the Fourth Circuit occurred on January 31, 2025. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the case merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

Refer to Note 11, Commitments and Contingencies, to the consolidated financial statements included in this Annual Report for further details on current legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and public warrants are traded on the NYSE under the symbols “IONQ” and “IONQ WS,” respectively.

Holders

As of February 19, 2025, there were approximately 27 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or“filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section or incorporated by reference into any filing of IonQ, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph depicts the cumulative total shareholder return from October 1, 2021 (the first day on which the Company's common stock traded on the NYSE) through December 31, 2024 for the Company, the S&P 500 Index and the Nasdaq Computer Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the Nasdaq Computer Index as of market close on October 1, 2021. Data for the S&P 500 Index and Nasdaq Computer Index assumes reinvestment of the full amount of all dividends. No dividends have been declared on our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” “could,” or similar language are intended to identify forward-looking statements.

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

This section provides an analysis of our financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. A discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024, which is available free of charge on the SEC's website at www.sec.gov and our investor relations website at investors.ionq.com.

Overview

We are developing quantum computers and networks designed to solve some of the world’s most complex problems, and transform business, society and the planet for the better. We believe that our proprietary technology, our architecture, and the technology exclusively available to us through license agreements will offer us advantages both in terms of research and development, as well as the commercial value of our intended product offerings.

Today, we sell specialized quantum computing and networking hardware together with related maintenance and support. We also sell access to several quantum computers of various qubit capacities and are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available via three major cloud platforms, Amazon Web Services’ (“AWS”) Amazon Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace, and also to select customers via our own cloud service. This cloud-based approach enables the broad availability of quantum-computing-as-a-service (“QCaaS”).

We supplement our offerings with professional services focused on assisting our customers in applying quantum computing and networking to their businesses. We also expect to sell full quantum computing systems to customers, either over the cloud or for local access. We also offer quantum networking products which offer customers secure communication networks and enable networked quantum computing.

We are still in the early stages of commercial growth. Since our inception, we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $331.6 million, $157.8 million and $48.5 million, for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $683.7 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of algorithmic qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

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

Key Components of Results of Operations

Revenue

We derive revenue from contracts associated with the design, development, construction and sale of specialized quantum computing hardware together with related maintenance and support, from contracts providing access to QCaaS, and from consulting services related to co-developing algorithms on quantum computing systems.In arrangements with the cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users.

Certain of our contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing hardware together with related maintenance and support. Such contracts may also include access to our QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring us to estimate the standalone selling price. To date, we have estimated the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, we take into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin. In limited situations, for certain contracts executed in prior years, when the standalone selling price was not known, due to it being either highly variable or uncertain, we allocated the transaction price using the residual approach. Estimates related to standalone selling price have not had a material impact on revenue recognized in recent periods.

We have determined that our QCaaS contracts represent a combined, stand-ready performance obligation to provide access to our quantum computing systems together with related maintenance and support. The transaction price generally consists of a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For performance obligations related to providing QCaaS access, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees are recognized in the period they occur. We have determined that contracts that contain consulting services related to co-developing quantum computing algorithms and the ability to use our quantum computing systems to run such algorithms represent a combined performance obligation that is satisfied over-time.

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

General and administrative

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated overhead costs for our corporate, executive, finance, and other administrative functions. General and administrative expenses also include expenses for outside professional services, including legal, auditing and accounting services, recruitment expenses, information technology, travel expenses, certain non-income taxes, insurance, and other administrative expenses. We expect our general and administrative expenses to increase for the foreseeable future as we scale our support functions with the growth of our business.

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

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$43,073	$22,042
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	20,597	8,108
Research and development(1)	136,827	92,321
Sales and marketing(1)	28,395	18,270
General and administrative(1)	71,055	50,722
Depreciation and amortization	18,654	10,375
Total operating costs and expenses	275,528	179,796
Loss from operations	(232,455)	(157,754)
Gain (loss) on change in fair value of warrant liabilities	(117,107)	(19,206)
Interest income, net	18,249	19,322
Other income (expense), net	(275)	(85)
Loss before income tax expense	(331,588)	(157,723)
Income tax benefit (expense)	(59)	(48)
Net loss	$(331,647)	$(157,771)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$4,740	$2,819
Research and development	58,696	40,103
Sales and marketing	13,788	6,762
General and administrative	29,654	20,059

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Revenue	$43,073	$22,042	$21,031	95%

Revenue increased by $21.0 million, or 95%, to $43.1 million for the year ended December 31, 2024, from $22.0 million for the year ended December 31, 2023 . The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as new revenue contracts under which we provided services during the year ended December 31, 2024.

Cost of revenue

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$20,597	$8,108	$12,489	154%

Cost of revenue increased by $12.5 million, or 154%, to $20.6 million for the year ended December 31, 2024, from $8.1 million for the year ended December 31, 2023. The increase was driven primarily by an increase in hardware costs used in the construction of specialized quantum computing hardware, as well as an increase in labor costs to service contracts, for the year ended December 31, 2024.

Research and development

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Research and development	$136,827	$92,321	$44,506	48%

Research and development expense increased by $44.5 million, or 48%, to $136.8 million for the year ended December 31, 2024, from $92.3 million for the year ended December 31, 2023. The increase was primarily driven by an increase of $33.7 million in payroll-related expenses, including an increase in stock-based compensation of $18.1 million, as a result of increased headcount and new equity grants, and a $5.0 million increase in materials, supplies and equipment costs. The remaining increase is due to an increase in costs to support research and development initiatives, including a $1.9 million increase in professional service fees and a $2.3 million increase in allocated overhead costs.

Sales and marketing

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Sales and marketing	$28,395	$18,270	$10,125	55%

Sales and marketing expense increased by $10.1 million, or 55%, to $28.4 million for the year ended December 31, 2024, from $18.3 million for the year ended December 31, 2023. The increase was primarily driven by an increase of $10.0 million of payroll-related expenses, including an increase in stock-based compensation of $7.0 million, as a result of increased headcount and new equity grants.

General and administrative

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(in thousands)
General and administrative	$71,055	$50,722	$20,333	40%

General and administrative expenses increased by $20.3 million, or 40%, to $71.1 million for the year ended December 31, 2024, from $50.7 million for the year ended December 31, 2023. The increase was primarily driven by an increase of $21.4 million of payroll-related expenses, including a $10.0 million cash incentive award for the Company's chief executive officer and an increase in stock-based compensation of $9.6 million, offset by decreases of $0.6 million in professional service fees and allocated overhead costs and $0.5 million in director and officer liability insurance costs.

Depreciation and amortization

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Depreciation and amortization	$18,654	$10,375	$8,279	80%

Depreciation and amortization expenses increased by $8.3 million, or 80%, to $18.7 million for the year ended December 31, 2024, from $10.4 million for the year ended December 31, 2023. The increase was primarily driven by an increase of $3.1 million and $2.8 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively, and an increase of $2.4 million due to amortization of capitalized internal-use software.

Gain (loss) on change in fair value of warrant liabilities

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$(117,107)	$(19,206)	$(97,901)	(510)%

The change in fair value of warrant liabilities decreased by $97.9 million, or 510%, to a loss of $117.1 million for the year ended December 31, 2024, from a loss of $19.2 million for the year ended December 31, 2023. The decrease was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Year Ended December 31,		$	%
	2024	2023	Change	Change
	(in thousands)
Interest income, net	$18,249	$19,322	$(1,073)	(6)%

Interest income, net decreased by $1.1 million, or 6%, to $18.2 million for the year ended December 31, 2024, from $19.3 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease in the available-for-sale investments balance, offset by higher interest rates.

Liquidity and Capital Resources

As of December 31, 2024, we had cash, cash equivalents and available-for-sale securities of $363.8 million. Excluded from our available liquidity is $2.4 million of restricted cash, which is primarily recorded in other noncurrent assets in our consolidated balance sheets. We believe that our cash, cash equivalents and investments as of December 31, 2024, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of December 31, 2024, we had an accumulated deficit of $683.7 million. During the year ended December 31, 2024, we incurred net losses of $331.6 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our primary uses of cash and investments are to fund our operations as we continue to grow our business and our investing activities, including capital expenditures and potential acquisitions. We require a significant amount of cash for expenditures as we invest in ongoing research and development and commercialization of our products. Until such time as we can generate significant revenue from commercializing our quantum computing and networking technology, if ever, we expect to finance our liquidity needs through our cash, cash equivalents and investments, as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our quantum computing and networking technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing and networking development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.”

Our material contractual commitments as of December 31, 2024, primarily relate to operating lease commitments. As of December 31, 2024, we have total operating lease obligations of $21.9 million, with $3.7 million payable within 12 months. Other than operating lease commitments, cash requirements for fiscal year 2025 are expected to consist primarily of operating expenses and continued investment in our quantum computers.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(105,683)	$(78,811)	$(44,698)
Net cash provided by (used in) investing activities	82,730	68,766	(309,056)
Net cash provided by (used in) financing activities	41,687	1,761	1,096

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

Net cash used in operating activities during the year ended December 31, 2024, was $105.7 million, resulting primarily from a net loss of $331.6 million, adjusted for non-cash activity, primarily related to stock-based compensation, the loss recorded as a result of mark-to-market activity for our public warrants, depreciation and amortization, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased research and development activities and increased compensation costs.

Net cash used in operating activities during the year ended December 31, 2023, was $78.8 million, resulting primarily from a net loss of $157.8 million, adjusted for non-cash activity, primarily related to stock-based compensation, the loss recorded as a result of mark-to-market activity for our public warrants, depreciation and amortization, and other working capital activities.

Cash flows from investing activities

Net cash provided by investing activities during the year ended December 31, 2024, was $82.7 million, primarily resulting from cash received from maturities of available-for-sale securities of $418.1 million, offset by purchases of available-for-sale securities of $296.3 million, additions of $18.0 million to property and equipment primarily related to leasehold improvements, the development of our quantum computing systems, and other supporting equipment, cash paid of $15.5 million for businesses acquired, and additions of $3.9 million related to capitalized software development costs.

Net cash provided by investing activities during the year ended December 31, 2023, was $68.8 million, primarily resulting from maturities of available-for-sale securities of $386.8 million, offset by purchases of available-for-sale securities of $298.4 million, additions of $13.7 million to property and equipment primarily related to the development of our quantum computing systems, and additions of $4.6 million related to capitalized software development costs.

Cash flows from financing activities

Net cash provided by financing activities during the year ended December 31, 2024, was $41.7 million, primarily resulting from proceeds from warrants and stock options exercised.

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

Revenue recognition

We derive revenue from contracts associated with the design, development, construction and sale of specialized quantum computing hardware together with related maintenance and support, from contracts providing access to QCaaS, and from consulting services related to co-developing algorithms on quantum computing systems.

For arrangements with multiple performance obligations, judgment is applied to determine the relative standalone selling price of each performance obligation as this is used to allocate the transaction price to each performance obligation within the contract. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring us to estimate the standalone selling price. To date, we have estimated the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, we take into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin. In limited situations, for certain contracts executed in prior years, when the standalone selling price was not known, due to it being either highly variable or uncertain, we allocated the transaction price using the residual approach. Estimates related to standalone selling price in recent contracts did not have a material impact on revenue recognized.

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

We also estimate the useful life of our quantum computing systems, both at the time the assets are placed in service and periodically whenever events or changes in circumstances indicate that the useful life may have changed. In assessing useful lives, we consider, among other factors, the use of the asset, changes in technology, and the competitive environment. Changes in these estimates can have a significant impact on the assessment of capitalized costs and depreciation expense, which could result in material changes to reported property and equipment, net.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash, cash equivalents and available-for-sale securities of $363.8 million as of December 31, 2024. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and checking deposits, money market funds, and U.S government and agency securities. Our investments are held in corporate notes and bonds and U.S. government and agency securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increased risk. To achieve this objective, we invest in highly liquid securities depending on our strategic cash needs. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. Further, in the event of a significant decline in interest rates, we would consider taking actions to further mitigate our exposure to the change.

Concentration of Credit Risk

We deposit our cash, cash equivalents, restricted cash and investments with large, reputable financial institutions, and, at times, such balances may exceed federally insured limits.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Annual Report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding internal control over financial reporting is set forth beginning on page F-1 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1^	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc.		X	8-K	2.1	March 8, 2021

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	10-Q	3.2	November 9, 2023

4.1	Specimen Common Stock Certificate		X	S-4/A	4.4	August 11, 2021

4.2	Warrant Agreement, dated November 12, 2020, between Continental Stock Transfer & Trust Company and IonQ, Inc.		X	8-K	4.1	November 17, 2020

4.3	Description of the Registrant’s Securities		X	10-K	4.3	March 28, 2022

10.1	Amended and Restated Registration Rights Agreement, dated September 30, 2021, between and among the investors party thereto and IonQ, Inc.		X	8-K	10.1	October 4, 2021

10.2+	Executive Severance Plan and Summary Plan Description (as amended December 3, 2024)		X	8-K	10.1	December 6, 2024

10.3+	Form of Indemnification Agreement of IonQ, Inc.		X	8-K	10.13	October 4, 2021

10.4+	2015 Equity Incentive Plan		X	8-K	10.14	October 4, 2021

10.5+	Forms of Stock Option Grant Notice and Option Agreement under 2015 Equity Incentive Plan		X	8-K	10.15	October 4, 2021

10.6+	2021 Equity Incentive Plan		X	8-K	10.16	October 4, 2021

10.7+	Forms of Option Grant Notice and Option Agreement under 2021 Equity Incentive Plan		X	10-K	10.14	March 30, 2023

10.8+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2021 Equity Incentive Plan		X	10-Q	10.1	August 15, 2022

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date
10.9+†	Form of Performance-Based Award Grant Package (as amended December 3, 2024)		X	8-K	10.2	December 6, 2024

10.10+	2021 Employee Stock Purchase Plan		X	8-K	10.19	October 4, 2021

10.11	Amended and Restated Office Lease, by and between University of Maryland – College Park and IonQ, Inc.		X	8-K	10.20	October 4, 2021

10.12†	Warrant to Purchase Shares, dated November 27, 2019, issued to Amazon.com NV Investment Holdings LLC by IonQ, Inc.		X	S-4/A	10.33	July 16, 2021

10.13†	License Agreement, dated July 19, 2016, among the University of Maryland, Duke University and IonQ, Inc.		X	S-4/A	10.20	June 17, 2021

10.14†	Amendment No. 1 to Exclusive License Agreement, dated September 22, 2017, between Duke University and the Registrant		X	S-4/A	10.21	June 17, 2021

10.15†	Amendment No. 1 to Exclusive License Agreement, dated October 11, 2017, between the University of Maryland and IonQ, Inc.		X	S-4/A	10.22	June 17, 2021

10.16†	Amendment No. 2 to Exclusive License Agreement, dated October 4, 2018, between Duke University and IonQ, Inc.		X	S-4/A	10.23	June 17, 2021

10.17†	Amendment No. 2 to Exclusive License Agreement, dated October 9, 2018, between the University of Maryland and IonQ, Inc.		X	S-4/A	10.24	June 17, 2021

10.18†	Amendment No. 3 to Exclusive License Agreement, dated April 27, 2021, between Duke University, the University of Maryland and IonQ, Inc.		X	S-4/A	10.25	June 17, 2021

10.19†	Amendment No. 3 to Exclusive License Agreement, dated February 1, 2021, between the University of Maryland and IonQ, Inc.		X	10-Q	10.2	May 16, 2022

10.20†	Amendment No. 4 to Exclusive License Agreement, dated April 27, 2021, between Duke University, the University of Maryland and IonQ, Inc.		X	S-4/A	10.26	June 17, 2022

10.21†	Amendment No. 4 to Exclusive License Agreement, dated February 1, 2021, between the University of Maryland and IonQ, Inc.		X	10-Q	10.3	May 16, 2022

10.22†	Amendment No. 5 to Exclusive License Agreement, dated September 10, 2021, between Duke University and IonQ, Inc		X	10-K	10.29	March 28, 2022

10.23†	Amendment No. 5 to Exclusive License Agreement, dated September 24, 2021, between the University of Maryland and IonQ, Inc.		X	10-K	10.30	March 28, 2022

10.24†	Amendment No. 6 to Exclusive License Agreement, dated January 23, 2023, between Duke University and IonQ, Inc.		X	10-K	10.30	March 30, 2023

10.25†	Amendment No. 7 to Exclusive License Agreement, dated February 2, 2024, between Duke University and IonQ, Inc.		X	10-K	10.31	February 28, 2024

10.26†	Exclusive Option Agreement, dated July 15, 2016, between Duke University and IonQ, Inc.		X	S-4/A	10.27	June 17, 2021

10.27	First Amendment to Option Agreement, dated December 18, 2020, between Duke University and IonQ, Inc.		X	S-4/A	10.28	June 17, 2021

10.28	Second Amendment to Option Agreement, dated March 19, 2021, between Duke University and IonQ, Inc.		X	S-4/A	10.29	June 17, 2021

10.29	Amended and Restated Non-Employee Director Compensation Policy		X	10-Q	10.1	November 6, 2024

10.30+	Amended and Restated Offer Letter Agreement for Peter Chapman, dated September 8, 2021		X	10-Q	10.2	May 10, 2024

10.31+	Amended and Restated Offer Letter Agreement for Thomas Kramer, dated September 8, 2021		X	10-Q	10.3	May 10, 2024

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date
10.32+	Employment Offer between the Company and Rima Alameddine, dated October 26, 2022		X	10-Q	10.4	May 10, 2024

10.33+	Bonus Agreement between the Company and Peter Chapman, dated December 16, 2024	X

19.1†	IonQ, Inc. Insider Trading Policy	X

21.1	List of Subsidiaries of the Company	X

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (included on the signature page to this report).	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Incentive Compensation Recoupment Policy		X	10-K	97	February 28, 2024

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

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

IonQ, Inc.

February 26, 2025	BY:	/s/ Peter Chapman
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

Name	Title	Date

/s/ Peter Chapman	President and Chief Executive Officer and Director	February 26, 2025
Peter Chapman	(Principal Executive Officer)

/s/ Thomas Kramer	Chief Financial Officer	February 26, 2025
Thomas Kramer	(Principal Financial and Accounting Officer)

/s/ Robert Cardillo	Director	February 26, 2025
Robert Cardillo

/s/ Kathryn Chou	Director	February 26, 2025
Kathryn Chou

/s/ Niccolo de Masi	Director	February 26, 2025
Niccolo de Masi

/s/ William Scannell	Director	February 26, 2025
William Scannell

/s/ Inder M. Singh	Director	February 26, 2025
Inder M. Singh

/s/ Wendy Thomas	Director	February 26, 2025
Wendy Thomas

/s/ Gabrielle Toledano	Director	February 26, 2025
Gabrielle Toledano

/s/ Harry You	Director	February 26, 2025
Harry You

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IonQ, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IonQ, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Capitalized internal-use software development costs

Description of the Matter

As discussed in Note 2 and Note 7 to the consolidated financial statements, the Company capitalizes certain costs related to internal-use software incurred during the application development stage. The Company capitalized $6.8 million of internal-use software costs in the year ended December 31, 2024 and had total capitalized internal-use software costs, net of accumulated amortization, of $10.6 million as of December 31, 2024. Capitalized internal-use software is recorded within intangible assets, net on the consolidated balance sheets.

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

How We Addressed the Matter in Our Audit

To test the Company’s capitalization of internal-use software development costs, we performed audit procedures that included, among others, testing a sample of capitalized internal-use software development costs related to upgrades and enhancements to existing internal-use software projects. For each sample, we inspected underlying documentation to evaluate whether the development activities were capitalizable under the applicable accounting standards. In addition, we inquired of a sample of the individuals performing the internal-use software development activities, and their supervisors, regarding the specific nature, stage of development, and time incurred on the projects selected for testing.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tysons, Virginia

February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IonQ, Inc.

Opinion on Internal Control Over Financing Reporting

We have audited IonQ, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IonQ, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 26, 2025

IonQ, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$54,393	$35,665
Short-term investments	285,896	319,776
Accounts receivable	10,188	11,467
Prepaid expenses and other current assets	28,325	23,081
Total current assets	378,802	389,989
Long-term investments	23,545	100,489
Property and equipment, net	52,761	37,515
Operating lease right-of-use assets	9,470	4,613
Intangible assets, net	29,469	15,077
Goodwill	9,904	742
Other noncurrent assets	4,437	5,155
Total Assets	$508,388	$553,580
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,230	$5,599
Accrued expenses and other current liabilities	16,424	18,376
Current portion of operating lease liabilities	3,366	710
Unearned revenue	10,678	12,087
Current portion of stock option early exercise liabilities	387	392
Total current liabilities	36,085	37,164
Operating lease liabilities, net of current portion	14,359	7,395
Unearned revenue, net of current portion	—	447
Stock option early exercise liabilities, net of current portion	61	448
Warrant liabilities	70,688	23,004
Other noncurrent liabilities	3,333	128
Total liabilities	$124,526	$68,586
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 221,919,191 and 206,611,704 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	$22	$20
Additional paid-in capital	1,067,403	839,014
Accumulated deficit	(683,720)	(352,073)
Accumulated other comprehensive income (loss)	157	(1,967)
Total stockholders’ equity	$383,862	$484,994
Total Liabilities and Stockholders’ Equity	$508,388	$553,580

The accompanying notes are an integral part of these consolidated financial statements.

IonQ, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$43,073	$22,042	$11,131
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	20,597	8,108	2,944
Research and development	136,827	92,321	43,978
Sales and marketing	28,395	18,270	8,385
General and administrative	71,055	50,722	35,966
Depreciation and amortization	18,654	10,375	5,604
Total operating costs and expenses	275,528	179,796	96,877
Loss from operations	(232,455)	(157,754)	(85,746)
Gain (loss) on change in fair value of warrant liabilities	(117,107)	(19,206)	30,136
Interest income, net	18,249	19,322	7,093
Other income (expense), net	(275)	(85)	6
Loss before income tax expense	(331,588)	(157,723)	(48,511)
Income tax benefit (expense)	(59)	(48)	—
Net loss	$(331,647)	$(157,771)	$(48,511)
Net loss per share attributable to common stockholders— basic and diluted	$(1.56)	$(0.78)	$(0.25)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	213,029,365	202,576,492	197,727,642

The accompanying notes are an integral part of these consolidated financial statements.

IonQ, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(331,647)	$(157,771)	$(48,511)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	2,127	5,398	(7,207)
Currency translation adjustments	(3)	(10)	—
Total other comprehensive income (loss)	2,124	5,388	(7,207)
Total comprehensive loss	$(329,523)	$(152,383)	$(55,718)

The accompanying notes are an integral part of these consolidated financial statements.

IonQ, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	195,630,975	$19	$737,150	$(145,791)	$(148)	$591,230
Net loss	—	—	—	(48,511)	—	(48,511)
Other comprehensive income (loss)	—	—	—	—	(7,207)	(7,207)
Stock options exercised	2,239,490	1	1,058	—	—	1,059
Vesting of restricted common stock	515,534	—	1,162	—	—	1,162
Issuance of common stock from the settlement of restricted stock units	1,474,592	—	473	—	—	473
Stock-based compensation	—	—	29,980	—	—	29,980
Warrants exercised	1,532	—	25	—	—	25
Balance, December 31, 2022	199,862,123	$20	$769,848	$(194,302)	$(7,355)	$568,211
Net loss	—	—	—	(157,771)	—	(157,771)
Other comprehensive income (loss)	—	—	—	—	5,388	5,388
Stock options exercised	1,778,090	—	1,954	—	—	1,954
Vesting of restricted common stock	501,364	—	1,128	—	—	1,128
Issuance of common stock from the settlement of restricted stock units	4,466,894	—	3,923	—	—	3,923
Stock-based compensation	—	—	62,104	—	—	62,104
Warrants exercised	3,233	—	57	—	—	57
Balance, December 31, 2023	206,611,704	$20	$839,014	$(352,073)	$(1,967)	$484,994
Net loss	—	—	—	(331,647)	—	(331,647)
Other comprehensive income (loss)	—	—	—	—	2,124	2,124
Stock options exercised	4,818,974	—	8,012	—	—	8,012
Vesting of restricted common stock	192,580	—	392	—	—	392
Issuance of common stock from the settlement of restricted stock units	7,388,376	2	11,442	—	—	11,444
Stock-based compensation	—	—	105,683	—	—	105,683
Warrants exercised	2,907,557	—	102,860	—	—	102,860
Balance, December 31, 2024	221,919,191	$22	$1,067,403	$(683,720)	$157	$383,862

The accompanying notes are an integral part of these consolidated financial statements.

IonQ, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(331,647)	$(157,771)	$(48,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,654	10,375	5,604
Non-cash research and development arrangements	520	520	520
Stock-based compensation	106,878	69,743	31,456
(Gain) loss on change in fair value of warrant liabilities	117,107	19,206	(30,136)
Amortization of premiums and accretion of discounts on available-for-sale securities	(8,804)	(9,746)	(1,577)
Other, net	4,803	1,474	441
Changes in operating assets and liabilities:
Accounts receivable	1,609	(8,175)	(1,510)
Prepaid expenses and other current assets	(15,200)	(14,413)	(7,012)
Accounts payable	(601)	2,188	1,060
Accrued expenses and other current liabilities	(411)	3,319	1,344
Unearned revenue	(1,752)	2,604	3,892
Other assets and liabilities	3,161	1,865	(269)
Net cash provided by (used in) operating activities	$(105,683)	$(78,811)	$(44,698)
Cash flows from investing activities:
Purchases of property and equipment	(17,992)	(13,703)	(9,336)
Capitalized software development costs	(3,905)	(4,558)	(2,179)
Intangible asset acquisition costs	(1,672)	(1,288)	(1,049)
Purchases of available-for-sale securities	(296,329)	(298,445)	(605,689)
Maturities of available-for-sale securities	418,082	386,760	310,045
Businesses acquired	(15,454)	—	(848)
Net cash provided by (used in) investing activities	$82,730	$68,766	$(309,056)
Cash flows from financing activities:
Proceeds from stock options exercised	8,012	1,954	1,059
Proceeds from public warrants exercised	33,437	37	17
Other financing, net	238	(230)	20
Net cash provided by (used in) financing activities	$41,687	$1,761	$1,096
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	25	(2)	—
Net change in cash, cash equivalents and restricted cash	18,759	(8,286)	(352,658)
Cash, cash equivalents and restricted cash at the beginning of the period	38,081	46,367	399,025
Cash, cash equivalents and restricted cash at the end of the period	$56,840	$38,081	$46,367
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$1,060	$773	$485
Intangible asset purchases in accounts payable and accrued expenses	77	254	164
Operating lease right-of-use assets subject to lease liability	6,129	2,380	—
Remeasurement of operating lease right-of-use assets due to lease modification	—	(849)	—
Noncash reclassification of warrant liabilities to equity upon exercise	69,423	20	8
Bonus settled in restricted stock units	11,443	3,923	473
Net share settled stock option exercises	1,016	291	—

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

IonQ develops quantum computers and networks designed to solve some of the world’s most complex problems, and transform business, society, and the planet for the better. To operate the quantum computers and networks, the Company has developed custom hardware, custom firmware, and an operating system to orchestrate the quantum computers.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as determined by the Financial Accounting Standards Board (“FASB”). Such consolidated financial statements include the accounts of IonQ and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC require management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.

Significant estimates and assumptions are inherent in the analysis and measurement of items including, but not limited to: total expected costs for revenue arrangements recognized over time, capitalization of quantum computing system costs, useful lives for quantum computing systems, estimates of the fair value of intangible assets acquired in business combinations, and stock-based compensation for awards with performance and market conditions. Management bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ and be affected by changes in those estimates.

Foreign Currency

The reporting currency of the Company is the U.S. dollar. Financial statements of subsidiaries whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date for assets and liabilities and at average exchange rates for revenues and expenses for the respective periods. Translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, intangible assets, and goodwill. The Company recognizes these items at fair value upon initial recognition when acquired through a business combination or an asset acquisition or when they are considered to be impaired. The fair value of these assets and liabilities are determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.

Due to their short-term nature, the carrying amounts reported in the Company’s consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and corporate credit cards is included in other noncurrent assets in the consolidated balance sheets. The Company issues letters of credit in the ordinary course of business, including for lease arrangements. As of December 31, 2024 and 2023, letters of credit totaling $2.1 million were outstanding.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the consolidated balance sheets to the amounts included in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$54,393	$35,665
Restricted cash	2,447	2,416
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$56,840	$38,081

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

	December 31,	December 31,
	2024	2023
Billed accounts receivable	$6,516	$8,564
Unbilled accounts receivable	3,672	2,903
Total accounts receivable	$10,188	$11,467

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

The Company did not have any allowance for credit losses as of either December 31, 2024 or 2023.

Materials and Supplies, Net

Materials and supplies, including spare parts, are carried at average cost and recorded in prepaid expenses and other current assets in the consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used to support customer contracts, for maintenance, or for research and development efforts are expensed when consumed. The Company capitalized $7.2 million, $3.6 million and $1.3 million of materials and supplies to property and equipment for the years ended December 31, 2024, 2023 and 2022, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. Excess and obsolescence charges were $1.3 million during the year ended December 31, 2024, and less than $0.1 million during the years ended December 31, 2023 and 2022.

The following table summarizes the activity in the Company’s excess and obsolescence reserve against materials and supplies (in thousands):

	2024	2023
Beginning balance	$65	$—
Provisions	1,331	65
Recoveries	(55)	—
Ending balance	$1,341	$65

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

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Historical cost of fixed assets is the cost as of the date acquired. Hardware and labor costs associated with the building of quantum computing systems and supporting equipment are capitalized in the period the costs are incurred when it is probable that such costs will provide future economic benefit. The costs of quantum computing systems and supporting equipment that are used in research and development activities and have alternative future uses are capitalized. Costs to maintain quantum computing systems are expensed as incurred.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets. As of December 31, 2024 and 2023, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

Intangible Assets, Net

The Company’s intangible assets include website domain costs, patents, intellectual property, customer relationships, developed technology and trademarks. Intangible assets with identifiable useful lives are initially valued at acquisition cost and are amortized over their estimated useful lives using the straight-line method. With respect to patents, acquisition costs include external legal and patent application costs. Intangible assets with indefinite useful lives, such as trademarks, are assessed for impairment at least annually.

Software Development Costs

The Company incurs software development costs for internal-use software, which the Company primarily uses to provide services to its customers, as well as for external-use software that will be part of a product to be sold, leased, or marketed.

Internal-Use Software

The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. Capitalized internal-use software is recorded within intangible assets, net, in the consolidated balance sheets. During the years ended December 31, 2024, 2023 and 2022, the Company capitalized $6.8 million, $8.0 million and $3.2 million in internal-use software costs, respectively. The Company amortized $5.3 million, $2.9 million and $1.5 million of capitalized internal-use software costs during the years ended December 31, 2024, 2023 and 2022, respectively.

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during any of the years ended December 31, 2024, 2023 and 2022.

Goodwill

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. The Company tests goodwill for impairment on an annual basis, which it has determined to be the first day of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company tests goodwill qualitatively, or quantitatively by comparing the fair value of the reporting unit with the unit’s carrying amount. No impairment loss was recognized for any of the years ended December 31, 2024, 2023 and 2022.

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired net of liabilities assumed. The purchase consideration is determined based on the fair value of the assets transferred and liabilities assumed after considering any transactions that are separate from the business combination. Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the Company’s consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for any of the years ended December 31, 2024, 2023 and 2022.

Early Exercise of Stock Options

Stock options granted under the Company's 2015 Equity Incentive Plan provide employee option holders, if approved by the Board, the right to exercise unvested options in exchange for restricted common stock, which is subject to a repurchase right held by the Company at the lower of (i) the fair market value of its common stock on the date of repurchase or (ii) the original purchase price. Early exercises of options are not deemed to be substantive exercises for accounting purposes and accordingly, amounts received for early exercises are recorded as a liability. These amounts are reclassified to common stock and additional paid-in capital as the underlying shares vest.

Warrant Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued upon exercise or at each reporting date for the unexercised warrants, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The warrants of dMY assumed in the Business Combination are classified as liabilities and remeasured at each reporting period (as more fully described in Note 14). Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Revenue Recognition

The Company derives revenue from the design, development, construction and sale of specialized quantum computing hardware together with related maintenance and support, from providing access to its quantum-computing-as-a-service (“QCaaS” or “Platform” services), and from consulting services related to co-developing algorithms on the quantum computing systems. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To support this core principle, the Company applies the following five step approach:

1.
Identify the contract with the customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when (or as) the entity satisfies a performance obligation

Certain of the Company’s contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing hardware together with related maintenance and support. Such contracts may also include access to the Company’s QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, the Company allocates the transaction price to each performance obligation based on its standalone selling price when available. The Company determines standalone selling price based on the observable price of a product or service when it sells the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring the Company to estimate the standalone selling price. To date, the Company has estimated the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, the Company takes into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin. In limited situations, for certain contracts executed in prior years, when the standalone selling price was not known, due to it being either highly variable or uncertain, the Company allocated the transaction price using the residual approach. Estimates related to standalone selling price have not had a material impact on revenue recognized in recent periods.

The Company has determined that its QCaaS contracts represent a combined, stand-ready performance obligation to provide access to its quantum computing systems together with related maintenance and support. The transaction price generally consists of a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For performance obligations related to providing QCaaS access, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees are recognized in the period they occur. The Company has determined that contracts that contain consulting services related to co-developing quantum computing algorithms and the ability to use its quantum computing systems to run such algorithms represent a combined performance obligation that is satisfied over-time.

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

For the years ended December 31, 2024, 2023 and 2022, substantially all revenue was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of December 31, 2024 and 2023, total capitalized costs were $2.4 million and $2.8 million, respectively. Amortization expense was $1.7 million, $0.6 million and less than $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in sales and marketing in the consolidated statements of operations.

Cost of Revenue

Cost of revenue primarily consists of expenses related to construction of specialized quantum computing hardware and delivery of our services, including personnel-related expenses, hardware costs, allocated overhead costs for customer facing functions, and costs associated with maintaining the Company's in-service quantum computing systems to ensure proper calibration as well as costs incurred for maintaining the cloud on which the QCaaS resides. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems and related software.

Research and Development

Research and development expenses consist of personnel-related costs, including salaries, benefits and stock-based compensation, and allocated overhead costs for the Company’s research and development function. Unlike a standard computer, design and development efforts continue throughout the useful life of the Company’s quantum computing systems to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs related to quantum computing systems constructed for research purposes that are not probable of providing future economic benefit and have no alternate future use, as well as costs associated with third-party research and development arrangements.

Under an agreement with Duke University (“Duke”), the Company issued common shares to Duke in consideration for research and development services through July 15, 2026. The agreement is considered a research and development service arrangement and is recorded as a prepayment based on the fair value of the common stock issued and is amortized over the term of the arrangement as services are received and is recognized in research and development in the consolidated statements of operations.

Refer to Note 9 for further information on the Duke agreements.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the consolidated statements of operations. These costs were $0.2 million, $0.9 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company records a valuation allowance when it determines, based on available positive and negative evidence, that it is not more-likely-than-not that some portion or all of its deferred tax assets will be realized.

For certain income tax positions, the Company uses a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the consolidated financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. There were no amounts recognized relating to interest and penalties in the consolidated statements of operations for any of the years ended December 31, 2024, 2023 and 2022. The Company had no uncertain income tax positions as of either December 31, 2024 or 2023.

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

The Company’s accounts receivable are derived from customers primarily located in the U.S., including the U.S. government. The Company performs periodic evaluations of its customers’ financial condition and generally does not require its customers to provide collateral or other security to support accounts receivable and maintains an allowance for credit losses. Credit losses historically have not been material.

Significant customers are those that represent more than 10% of the Company’s total revenue. For the year ended December 31, 2024, the Company had two significant customers that accounted for 77% of total revenue. For the year ended December 31, 2023, the Company had two significant customers that accounted for 58% of total revenue. For the year ended December 31, 2022, the Company had three significant customers that accounted for 70% of total revenue.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
Numerator:	2024	2023	2022
Net loss attributable to common stockholders	$(331,647)	$(157,771)	$(48,511)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders— basic and diluted	213,029,365	202,576,492	197,727,642
Net loss per share attributable to common stockholders—basic and diluted	$(1.56)	$(0.78)	$(0.25)

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

	Year Ended December 31,
	2024	2023	2022
Common stock options outstanding	19,147,636	23,518,426	22,951,439
Warrants to purchase common stock	7,559,312	8,301,202	8,301,202
Public warrants	5,014,121	5,230,613	5,231,750
Unvested restricted stock units	16,203,257	13,726,782	4,418,852
Unvested performance-based restricted stock units	1,980,589	542,905	—
Unvested common stock	307,473	654,442	1,158,095
Total	50,212,388	51,974,370	42,061,338

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard for the year ended December 31, 2024, and has applied the standard retrospectively to all prior periods presented in the consolidated financial statements. Refer to Note 22 for further details.

Recently Issued Accounting Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement -- Reporting Comprehensive Income -- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional expense disclosures by public business entities in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statement disclosures.

3. BUSINESS COMBINATIONS

Qubitekk Federal, LLC

On December 27, 2024, the Company acquired Qubitekk Federal, LLC (“Qubitekk”) for total consideration of approximately $22.1 million of cash consideration, of which $15.5 million was paid at closing, with the remainder to be paid over the next eighteen months, subject to reductions for indemnities, working capital adjustments, and certain other conditions that existed at the acquisition date. The holdback liabilities are recorded in accrued expenses and other current liabilities and other noncurrent liabilities on the consolidated balance sheets. The acquisition supports the Company’s quantum networking capabilities by expanding its quantum networking expertise and technology portfolio. The Company incurred approximately $1.5 million in acquisition costs, which were primarily related to fees associated with financial and legal advisors and were recorded in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024.

The Company utilized a benchmarking approach based on comparable transactions within the Company's industry peer group to determine the preliminary fair values of intangible assets acquired. Upon completion of the final purchase price allocation, the final fair values of assets acquired and resulting goodwill may differ materially from the preliminary assessment.

The following table summarizes the preliminary fair values of Qubitekk assets acquired as of the acquisition date (in thousands):

Accounts receivable	$400
Prepaid expenses and other current assets	531
Intangible assets	11,900
Goodwill	9,220
Other noncurrent assets	3
Total fair value of net assets acquired	$22,054

The goodwill of $9.2 million is primarily attributable to Qubitekk's specialized assembled workforce and expected future synergies from combining operations. We expect the goodwill from this acquisition will be deductible for income tax purposes. Identifiable intangibles recognized consists of $7.7 million in customer relationships and $4.0 million in developed technology, each with useful lives of 5 years, and $0.2 million in trademarks with an indefinite useful life.

The Company has included the revenue and expenses of Qubitekk in its consolidated financial statements from the date of acquisition. Qubitekk's financial results are not material to the Company's results of operations. No summarized unaudited pro forma results are provided for the Qubitekk acquisition due to the immateriality of this acquisition relative to the Company's consolidated financial position and results of operations.

4. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the consolidated balance sheets (in thousands):

	As of December 31, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$33,204	$—	$—	$33,204	$25,131	$—	$—	$25,131
Commercial paper	—	—	—	—	16,374	—	(14)	16,360
Corporate notes and bonds	45,823	22	(53)	45,792	176,793	38	(1,854)	174,977
Municipal bonds	—	—	—	—	4,990	—	(43)	4,947
US government and agency	287,084	319	(118)	287,285	237,015	311	(395)	236,931
Total cash, cash equivalents, restricted cash and investments	$366,111	$341	$(171)	$366,281	$460,303	$349	$(2,306)	$458,346

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Corporate notes and bonds	$—	$—	$24,396	$(53)	$24,396	$(53)
US government and agency	67,600	(111)	3,987	(7)	71,587	(118)
Total	$67,600	$(111)	$28,383	$(60)	$95,983	$(171)

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Commercial paper	$16,360	$(14)	$—	$—	$16,360	$(14)
Corporate notes and bonds	11,074	(58)	151,174	(1,796)	162,248	(1,854)
Municipal bonds	—	—	4,947	(43)	4,947	(43)
US government and agency	109,540	(192)	24,795	(203)	134,335	(395)
Total	$136,974	$(264)	$180,916	$(2,042)	$317,890	$(2,306)

The Company did not have any allowance for credit losses as of either December 31, 2024 or 2023. The Company neither intends to nor believes that it is more likely than not that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale securities as of December 31, 2024, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$30,799	$2,405	$33,204
Corporate notes and bonds	43,868	1,924	45,792
US government and agency	265,664	21,621	287,285
Total	$340,331	$25,950	$366,281

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$33,204	$—	$—	$33,204
US government and agency	—	23,636	—	23,636
Total cash, cash equivalents and restricted cash	$33,204	$23,636	$—	$56,840
Short-term investments:
Corporate notes and bonds	—	43,868	—	43,868
US government and agency	—	242,028	—	242,028
Total short-term investments	$—	$285,896	$—	$285,896
Long-term investments:
Corporate notes and bonds	—	1,924	—	1,924
US government and agency	—	21,621	—	21,621
Total long-term investments	$—	$23,545	$—	$23,545
Total assets	$33,204	$333,077	$—	$366,281
Liabilities
Public warrants	$70,688	$—	$—	$70,688

	Fair Value Measured as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$25,131	$—	$—	$25,131
US government and agency	—	12,950	—	12,950
Total cash, cash equivalents and restricted cash	$25,131	$12,950	$—	$38,081
Short-term investments:
Commercial paper	—	16,360	—	16,360
Corporate notes and bonds	—	130,423	—	130,423
Municipal bonds	—	4,947	—	4,947
US government and agency	—	168,046	—	168,046
Total short-term investments	$—	$319,776	$—	$319,776
Long-term investments:
Corporate notes and bonds	—	44,554	—	44,554
US government and agency	—	55,935	—	55,935
Total long-term investments	$—	$100,489	$—	$100,489
Total assets	$25,131	$433,215	$—	$458,346
Liabilities
Public warrants	$23,004	$—	$—	$23,004

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company's letter of credit and corporate credit cards.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the current period. On December 31, 2024, the closing trading price of the public warrants was $30.46 per warrant.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	December 31,	December 31,
	2024	2023
Quantum computing systems	$38,374	$28,296
Leasehold improvements	17,921	10,043
Machinery, equipment, furniture and fixtures	16,683	9,238
Computer equipment and acquired computer software	7,395	4,537
Gross property and equipment	80,373	52,114
Less: accumulated depreciation	(27,612)	(14,599)
Total property and equipment, net	$52,761	$37,515

Depreciation expense for the years ended December 31, 2024, 2023 and 2022, was $13.0 million, $7.2 million and $4.0 million, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets, net is composed of the following (in thousands, except as otherwise noted):

	December 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Internal-use software	2.1	$21,301	$(10,701)	$10,600
Customer relationships	5.0	7,700	—	7,700
Patents	15.1	7,112	(487)	6,625
Developed technology	5.0	4,293	(293)	4,000
Trademark	Indefinite	377	—	377
Website and other	7.9	227	(60)	167
Total		$41,010	$(11,541)	$29,469

	December 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Internal-use software	2.3	$14,524	$(5,445)	$9,079
Patents	15.9	5,783	(287)	5,496
Developed technology	1.0	318	(159)	159
Trademark	Indefinite	154	—	154
Website and other	8.9	227	(38)	189
Total		$21,006	$(5,929)	$15,077

Total amortization expense for intangible assets for the years ended December 31, 2024, 2023 and 2022, was $5.6 million, $3.2 million and $1.6 million, respectively. As of December 31, 2024, the projected annual amortization expense for the Company’s intangible assets is as follows (in thousands):

Amount
Year ending December 31,
2025	$8,164
2026	6,495
2027	3,660
2028	2,573
2029	2,570
Thereafter	5,630
Total amortization expense	$29,092

8. GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023, were as follows:

	2024	2023
Beginning balance	$742	$742
Acquisitions	9,220	—
Foreign currency translation	(58)	—
Ending balance	$9,904	$742

9. AGREEMENTS WITH UNIVERSITY OF MARYLAND AND DUKE UNIVERSITY

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

In December 2020, the Company amended its Option Agreement with Duke, and under this amendment, the Company issued 1,214,317 shares of common stock to Duke in consideration for research and development services through July 15, 2026. Under the terms of the amended Option Agreement, the issuance of shares is a nonrefundable upfront payment in exchange for research and development services by Duke whereby the Company will obtain rights to any potential future intellectual property developed during the term. As such, the fair value of the shares of common stock was recorded as a prepaid expense and is being amortized over the term of the arrangement as services are received. The Company recognized $0.5 million of research and development expense related to the agreement with Duke during each of the years ended December 31, 2024, 2023 and 2022.

The useful life of the Licensed Patents derived from the License Agreement and the Option Agreement is the remaining legal life at the time of acquisition. The value of the Licensed Patents is based on the fair value of the common stock given as consideration on the effective date of each agreement and exercise of option. The asset is amortized over the useful life of the Licensed Patents.

10. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	December 31,	December 31,
	2024	2023
Materials and supplies	$18,658	$12,476
Prepaid expenses	4,890	5,696
Accrued interest receivable	2,221	2,109
Other current assets	2,556	2,800
Total prepaid expenses and other current assets	$28,325	$23,081

Accrued expenses and other current liabilities are composed of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued salaries and other payroll liabilities	$10,368	$15,950
Acquisition holdback liabilities	3,300	—
Accrued professional services	936	605
Accrued equipment and services liabilities for research and development	534	112
Accrued expenses—other	1,286	1,709
Total accrued expenses and other current liabilities	$16,424	$18,376

11. COMMITMENTS AND CONTINGENCIES

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

The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Oral argument in the Fourth Circuit occurred on January 31, 2025. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the case merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

12. STOCKHOLDERS’ EQUITY

Our second amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

Preferred Stock

Under our second amended and restated certificate of incorporation, our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. Any issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock have been issued as of December 31, 2024.

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

Common Stock Reserved for Issuance

The Company’s common stock reserved for future issuances are as follows:

	As of December 31,
	2024	2023
Stock options outstanding	16,687,129	21,664,377
Warrants to acquire common stock	543,152	8,301,202
Public warrants outstanding	2,320,696	5,228,253
Restricted stock units outstanding	14,509,717	15,107,535
Performance-based restricted stock units grants	11,916,771	12,923,499
Shares available for grant under the 2021 Equity Incentive Plan	22,532,379	14,075,832
Shares available for issuance under the Employee Stock Purchase Plan	5,354,000	5,354,000
Total common stock reserved	73,863,844	82,654,698

13. WARRANT TRANSACTION AGREEMENT

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”) to a customer, subject to certain vesting events. Upon closing of the Business Combination, these warrants exercisable for Legacy IonQ Series B-1 preferred stock were assumed by the Company and converted into a warrant to purchase shares of common stock. Except as specifically provided in the Merger Agreement, the Warrant Shares will have the same terms and be subject to the same conditions (including applicable vesting conditions) as set forth in the Legacy IonQ warrant agreement. The contract allowed for the customer to acquire up to 8,301,202 shares of common stock in the Company. The fair value of the Warrant Shares at the date of issuance was determined to be $8.7 million.

As the Warrant Shares were issued in connection with an existing commercial agreement with a customer, the value of the Warrant Shares was determined to be consideration payable to the customer and consequently was treated as a reduction to revenue recognized under the corresponding revenue arrangement.

In August 2020, 543,152 of the Warrant Shares vested and became immediately exercisable. The exercise price for the vested Warrant Shares is $1.38 per share and the warrant is exercisable through November 2029. As of December 31, 2024, no additional Warrant Shares can be vested pursuant to the terms of the warrant agreement and accordingly, the remaining 7,758,050 unvested Warrant Shares were forfeited.

14. WARRANT LIABILITIES

The Company assumed 7,500,000 public warrants on September 30, 2021 as part of the Business Combination. As of December 31, 2024, there were 2,320,696 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share.

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

No public warrants have been redeemed by the Company as of December 31, 2024.

15. REVENUE

Disaggregated Revenue

The Company's revenues disaggregated by revenue source is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Specialized quantum computing hardware	$21,594	$7,083	$239
Platform, consulting and support services	21,479	14,959	10,892
Total revenue	$43,073	$22,042	$11,131

The Company's revenues disaggregated by customer location is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$40,714	$18,703	$9,175
International	2,359	3,339	1,956
Total revenue	$43,073	$22,042	$11,131

Remaining Performance Obligations

As of December 31, 2024, approximately $77.2 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The

Company expects approximately 40% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

The following table summarizes the changes in unearned revenue for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Beginning balance	$12,534	$9,930	$4,963
Revenue recognized	(11,911)	(8,660)	(4,216)
New deferrals, net	10,055	11,264	9,183
Ending balance	$10,678	$12,534	$9,930

16. STOCK-BASED COMPENSATION

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

In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2025, the number of shares reserved for issuance under the 2021 Plan increased by 14,532,010. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of December 31, 2024, the Company had 22,532,379 shares available for grant under the 2021 Plan.

Under both equity incentive plans, all options granted have a contractual term of 10 years.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. For stock options granted during the years ended December 31, 2024, 2023 and 2022, the assumptions for the Black-Scholes option-pricing model were developed as follows:

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

The assumptions used to estimate the fair value of stock options granted are as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.31%	4.09%	2.60%
Expected term (in years)	6.00	5.50	5.82
Expected volatility	79.33%	80.63%	75.82%
Dividend yield	—%	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	21,664,377	$2.26
Granted	52,640	11.24
Exercised	(4,918,156)	1.84
Cancelled/ Forfeited	(111,732)	4.81
Outstanding as of December 31, 2024	16,687,129	$2.40	5.42	$656.98
Exercisable as of December 31, 2024	13,651,675	$1.81	5.08	$545.49
Exercisable and expected to vest as of December 31, 2024	16,687,129	$2.40	5.42	$656.98

The following table summarizes additional information on stock option grants, vesting and exercises (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Total intrinsic value of options exercised	$58.8	$18.6	$6.7
Aggregate grant-date fair value of options vested	$12.5	$15.5	$9.9
Weighted-average grant date fair value per share for options granted	$7.98	$9.38	$5.58

Early Exercised Stock Options

As of December 31, 2024 and 2023, there were 211,184 and 403,764 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of December 31, 2024 and 2023, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.4 million and $0.8 million, respectively, in its consolidated balance sheets.

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2023	15,107,535	$8.90
Granted	8,856,201	10.36
Vested	(7,388,376)	9.15
Forfeited	(2,065,643)	9.78
Outstanding as of December 31, 2024	14,509,717	$9.54	2.58	$606.07
Expected to vest after December 31, 2024	14,489,217	$9.53	2.58	$605.21

The following table summarizes additional information on RSU grants and vesting (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Total fair value of RSUs that vested	$102.0	$63.4	$8.6
Weighted-average grant date fair value per share for RSUs granted	$10.36	$9.97	$7.34

During the years ended December 31, 2024, 2023 and 2022, the Company released 1,064,518, 566,389 and 81,134 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

The Company grants performance-based restricted stock unit awards (“PSU”) to certain officers and employees, which vest over approximately two to four years. The number of shares that can be earned will range from 0% to 300% of the target number of shares, based on the Company's achievement of certain financial and technical goals, as well as a stock price hurdle requirement for a portion of the awards. In the event that the stock price hurdle is not met at the time the PSUs vest, the maximum PSU opportunity shall be limited to target (100%) performance. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable of vesting as of December 31, 2024.

For the portion of the PSUs subject to the stock price hurdle, the fair value was determined using a Monte Carlo simulation model. The Monte Carlo simulation model requires estimates of subjective assumptions, which affect the fair value of each PSU. For PSUs granted during the years ended December 31, 2024, 2023 and 2022, the assumptions for the Monte Carlo simulation model were developed as follows:

Expected Volatility—The expected volatility in 2024 was determined based on the Company's historical and implied stock price volatility. The expected volatility in 2023 was based on the average historical stock price volatility of comparable publicly traded companies in the Company's industry peer group, financial, and market capitalization data, due to the limited history of a public market for the Company's common stock prior to closing the Business Combination.

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

The assumptions used to estimate the fair value of PSUs subject to the stock price hurdle are as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.63%	4.59%	—%
Contractual term (in years)	2.46	3.37	—
Expected volatility	89.98%	80.00%	—%
Dividend yield	—%	—%	—%

The PSU activity is summarized in the following table, based on awards at target:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2023	4,307,833	$15.75
Granted	565,498	18.41
Forfeited	(901,074)	15.56
Outstanding as of December 31, 2024	3,972,257	$16.17	2.16	$165.92
Expected to vest after December 31, 2024(1)	9,930,643	$14.93	2.16	$414.80

(1)
Represents the number of PSUs expected to vest, which may exceed the target number of shares, based on the Company's probability assessment of expected performance during the performance period.

The following table summarizes additional information on PSU grants:

	Year Ended December 31,
	2024	2023	2022
Weighted-average grant date fair value per share for PSUs granted	$18.41	$15.74	$—

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs and PSUs, which are included in the consolidated financial statements, is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$4,740	$2,819	$902
Research and development	58,696	40,103	13,472
Sales and marketing	13,788	6,762	1,298
General and administrative	29,654	20,059	15,784
Stock-based compensation, net of amounts capitalized	$106,878	$69,743	$31,456
Capitalized stock-based compensation—Intangibles and fixed assets	5,188	4,702	1,741
Total stock-based compensation	$112,066	$74,445	$33,197

Unrecognized Stock-Based Compensation

A summary of the Company's remaining unrecognized compensation expense and the weighted-average remaining amortization period as of December 31, 2024, related to its non-vested RSUs, PSUs, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$130.1	2.7
Performance-based restricted stock units	$98.3	2.2
Stock options	$14.4	1.3

Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of common stock initially reserved for issuance under the ESPP was 5,354,000 shares. The ESPP provides for an annual increase on January 1 of each year and continuing through and including January 1, 2031, equal to the lesser of (i) 1% of the fully diluted shares of common stock outstanding on the last day of the prior fiscal year, (ii) 10,708,000 shares, or (iii) a lesser number of shares determined by the Company’s board of directors prior to such increase. The board of directors elected not to approve the annual increase of ESPP shares on January 1, 2025.

Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of December 31, 2024, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.

17. INCOME TAXES

The current and deferred components of the provision for income taxes for federal, state and foreign jurisdictions are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	59	48	—
Total current tax expense (benefit)	$59	$48	$—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred tax expense (benefit)	$—	$—	$—
Total tax expense (benefit)	$59	$48	$—

The Company’s provision for income taxes differs from the amount determined by applying the applicable federal statutory tax rate to the loss before income taxes due to the valuation allowance for the net deferred income tax assets. A reconciliation of the U.S. statutory tax rate to our effective tax rate is presented below:

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes	3.2%	4.5%	7.4%
R&D tax credits	5.3%	3.1%	5.9%
Compensation	0.7%	2.6%	(5.1)%
Warrant (gain) loss	(7.4)%	(2.5)%	13.0%
Change in tax rates	0.0%	(0.4)%	0.4%
Provision to return and deferred tax adjustments	0.1%	(0.2)%	10.9%
Valuation allowance	(22.9)%	(28.0)%	(53.4)%
Other	0.0%	(0.1)%	(0.1)%
Effective tax rate	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Accrued bonus	$2,036	$3,652
Unearned revenue	158	1,233
Stock-based compensation	9,793	7,308
Depreciation and amortization	3,109	2,843
Capitalized R&D costs	62,939	27,432
Lease liabilities	4,483	2,031
R&D credit carryforwards	29,800	11,428
Net operating loss carryforwards	56,204	36,197
Other	677	686
Total deferred tax assets	$169,199	$92,810
Valuation allowance	(166,287)	(90,963)
Total deferred tax assets, net of valuation allowance	$2,912	$1,847
Deferred tax liabilities:
Right of use assets	(2,386)	(1,142)
Other	(526)	(705)
Total deferred tax liabilities	$(2,912)	$(1,847)
Net deferred tax assets (liabilities)	$—	$—

The following table summarizes the activity in the Company’s valuation allowance against its gross deferred tax assets (in thousands):

	2024	2023	2022
Beginning balance	$90,963	$48,212	$20,388
Charged to costs and expenses	75,780	44,123	25,925
Charged (credited) to other accounts	(456)	(1,372)	1,899
Ending balance	$166,287	$90,963	$48,212

The Company had U.S. federal and state net operating loss carryforwards of approximately $224.2 million and $148.1 million, respectively, as of December 31, 2024. The Company’s net operating loss carryforwards generated prior to January 1, 2018 of $1.1 million will begin to expire, if not utilized, in 2036. The Company’s net operating loss carry forwards generated after December 31, 2017, will carryforward indefinitely. As of December 31, 2024, the Company had U.S. federal and state tax credit carryforwards of $30.0 million. The tax credit carryforwards will expire between 2025 and 2044.

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

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2024 and 2023, the Company has concluded that it is not more likely than not that its net deferred income tax assets will be realized. Accordingly, the Company has provided a full valuation allowance as of December 31, 2024 and 2023. The net increase in the valuation allowance of $75.3 million is due to the impact of capitalized research and development and current year operating losses.

The Company is generally subject to a three-year statute of limitations by major tax jurisdictions. The current tax years that are subject for examination are tax years 2021 through 2023, although tax years dating back to 2016 remain open up to the tax attribute amounts carried forward for future use.

18. LEASES

The Company has operating leases for its various facilities, including its primary locations in College Park, Maryland; Bothell, Washington; and Arlesheim, Switzerland. The College Park, Maryland facility is used for research and development, servicing customers and corporate functions and is leased from UMD. The Bothell, Washington facility is used for manufacturing, research and development, servicing customers, and general office space. The Arlesheim, Switzerland facility is used for servicing customers and general office space. Both the College Park, Maryland, and Bothell, Washington, leases expire in 2030 and the Arlesheim, Switzerland lease expires in 2029. As of December 31, 2024 and 2023, the Company's weighted-average remaining lease term was 5.2 years and 6.5 years, respectively, and the weighted-average discount rate was 8.2% and 9.0%, respectively.

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

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost(1)
Fixed lease cost	$2,522	$1,458	$763
Short-term cost	221	145	79
Total operating lease cost	$2,743	$1,603	$842

(1)
The lease costs are reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$254	$145	$53
Research and development	1,670	722	612
Sales and marketing	175	84	46
General and administrative	644	652	131
Total operating lease cost	$2,743	$1,603	$842

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash payments (receipts) included in the measurement of operating lease liabilities, net	$(2,251)	$(1,790)	$644

As of December 31, 2024, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2025	$3,663
2026	4,193
2027	4,257
2028	4,358
2029	3,933
Thereafter	1,511
Total lease payments	$21,915
Less: imputed interest	(4,190)
Present value of operating lease liabilities	$17,725

19. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) savings plan (the “401(k) Plan”), which qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 100% of their eligible compensation, subject to certain limitations. The 401(k) Plan provides for a discretionary employer-matching contribution. The Company made a matching contribution of $2.4 million, $1.6 million and $0.9 million to the 401(k) Plan for the years ended December 31, 2024, 2023 and 2022, respectively.

20. RELATED PARTY TRANSACTIONS

Transactions with University of Maryland

The Company has contracts with UMD, including contracts to provide certain quantum computing services and facility access, to provide customized quantum computing hardware, and an operating lease. Following the departure of the Company's Chief Scientist, UMD is no longer considered a related party as of January 1, 2024. Revenue recognized from contracts entered into while UMD was a related party was $3.5 million, $4.6 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company had the following balances related to contracts entered into while UMD was a related party, as reflected in the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2024	2023
Assets
Operating lease right-of-use asset	$3,120	$3,452
Liabilities
Current portion of operating lease liabilities	$681	$661
Unearned revenue	204	2,670
Operating lease liabilities, net of current portion	2,843	3,181

Transactions with Duke University

In July 2016, the Company entered into an exclusive license agreement (the “License Agreement”) and an exclusive option agreement (the “Option Agreement”) with Duke whereby the Company, in the normal course of business, has licensed certain intellectual property and, in the case of the amendments to the Option Agreement, has purchased research and development services. Following the departure of the Company's Chief Technology Officer, Duke is no longer considered a related party as of July 1, 2024.

The Company has the following balances related to agreements entered into while Duke was a related party, as reflected in the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2024	2023
Assets
Prepaid expenses and other current assets	$520	$520
Other noncurrent assets	285	805

21. GEOGRAPHIC INFORMATION

The following table summarizes long-lived asset balances, which includes property and equipment, net and operating lease right-of-use assets, for geographic areas that individually accounted for 10% or more of the respective totals, as well as aggregate amounts for the remaining geographic areas (in thousands):

	December 31,	December 31,
	2024	2023
United States	$52,723	$41,955
Switzerland	9,357	—
Other international	151	173
Total long-lived assets	$62,231	$42,128

22. SEGMENT INFORMATION

The Company operates as one operating segment as its chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Consolidated net loss as reported on the consolidated statements of operations is used to evaluate performance and allocate resources. The chief operating decision maker evaluates actual results compared to forecasted results for consolidated net loss, including significant expenses, when making decisions about allocating resources.

The following table presents revenue, significant expenses, and segment profit and loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$43,073	$22,042	$11,131
Less:
Operating costs and expenses excluding stock-based compensation:
Cost of revenue (excluding depreciation and amortization)	15,857	5,289	2,042
Research and development	78,131	52,218	30,506
Sales and marketing	14,607	11,508	7,087
General and administrative	41,401	30,663	20,182
Stock-based compensation	106,878	69,743	31,456
Depreciation and amortization	18,654	10,375	5,604
Other segment items:
(Gain) loss on change in fair value of warrant liabilities	117,107	19,206	(30,136)
Interest income, net	(18,249)	(19,322)	(7,093)
Other (income) expense, net	275	85	(6)
Income tax (benefit) expense	59	48	—
Net loss	$(331,647)	$(157,771)	$(48,511)

23. SUBSEQUENT EVENTS

In February 2025, the Company entered into a definitive agreement to acquire a controlling stake of ID Quantique SA, a global leader in quantum networking and sensing, headquartered in Geneva, Switzerland, in an all-stock transaction for up to approximately 5.2 million shares of common stock. The transaction is expected to close in the next nine months, subject to customary closing conditions.