Form 10-Q
period 2025-03-31
IonQ, Inc.
filed 2025-05-07
CIK 1824920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, there were 247,783,086 shares of common stock, par value $0.0001 per share, issued and outstanding.

IONQ, INC.

QUARTERLY REPORT ON FORM 10-Q

CERTAIN TERMS USED IN THIS REPORT

In this report, unless otherwise stated or the context otherwise indicates, the terms “IonQ, Inc.,” “the Company,” “we,” “us,” “our” and similar references refer to “IonQ” and our other registered and common law trade names, trademarks and service marks are property of IonQ, Inc. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

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

PART 1-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$159,681	$54,393
Short-term investments	428,605	285,896
Accounts receivable	9,471	10,188
Prepaid expenses and other current assets	39,227	28,325
Total current assets	636,984	378,802
Long-term investments	108,861	23,545
Property and equipment, net	51,644	52,761
Operating lease right-of-use assets	9,232	9,470
Intangible assets, net	28,216	29,469
Goodwill	10,669	9,904
Other noncurrent assets	4,468	4,437
Total Assets	$850,074	$508,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,752	$5,230
Accrued expenses and other current liabilities	23,595	16,424
Current portion of operating lease liabilities	3,621	3,366
Unearned revenue	12,061	10,678
Current portion of stock option early exercise liabilities	350	387
Total current liabilities	48,379	36,085
Operating lease liabilities, net of current portion	13,739	14,359
Warrant liabilities	21,241	70,688
Other noncurrent liabilities	1,667	3,394
Total liabilities	$85,026	$124,526
Commitments and contingencies (see Note 8)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 243,068,917 and 221,919,191 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$24	$22
Additional paid-in capital	1,481,007	1,067,403
Accumulated deficit	(715,972)	(683,720)
Accumulated other comprehensive income (loss)	(11)	157
Total stockholders’ equity	$765,048	$383,862
Total Liabilities and Stockholders’ Equity	$850,074	$508,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$7,566	$7,582
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	4,315	3,414
Research and development	39,953	32,368
Sales and marketing	8,610	6,701
General and administrative	23,806	14,020
Depreciation and amortization	6,561	3,955
Total operating costs and expenses	83,245	60,458
Loss from operations	(75,679)	(52,876)
Gain (loss) on change in fair value of warrant liabilities	38,494	8,627
Interest income, net	4,894	4,799
Other income (expense), net	51	(134)
Loss before income tax expense	(32,240)	(39,584)
Income tax benefit (expense)	(12)	(8)
Net loss	$(32,252)	$(39,592)
Net loss per share attributable to common stockholders— basic and diluted	$(0.14)	$(0.19)
Weighted average shares used in computing net loss per share attributable to common stockholders—basic and diluted	228,759,209	208,159,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(32,252)	$(39,592)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	(167)	222
Currency translation adjustments	(1)	25
Total other comprehensive income (loss)	(168)	247
Total comprehensive loss	$(32,420)	$(39,345)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2024	221,919,191	$22	$1,067,403	$(683,720)	$157	$383,862
Net loss	—	—	—	(32,252)	—	(32,252)
Other comprehensive income (loss)	—	—	—	—	(168)	(168)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	16,038,460	2	358,253	—	—	358,255
Issuance of common stock from equity incentive plans	4,654,283	—	8,181	—	—	8,181
Vesting of restricted common stock	48,145	—	98	—	—	98
Stock-based compensation	—	—	31,417	—	—	31,417
Warrants exercised	408,838	—	15,655	—	—	15,655
Balance, March 31, 2025	243,068,917	$24	$1,481,007	$(715,972)	$(11)	$765,048

	Stockholders’ Equity
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2023	206,611,704	$20	$839,014	$(352,073)	$(1,967)	$484,994
Net loss	—	—	—	(39,592)	—	(39,592)
Other comprehensive income (loss)	—	—	—	—	247	247
Issuance of common stock from equity incentive plans	4,184,593	1	11,928	—	—	11,929
Vesting of restricted common stock	48,145	—	98	—	—	98
Stock-based compensation	—	—	22,093	—	—	22,093
Balance, March 31, 2024	210,844,442	$21	$873,133	$(391,665)	$(1,720)	$479,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(32,252)	$(39,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,561	3,955
Stock-based compensation	33,253	22,061
(Gain) loss on change in fair value of warrant liabilities	(38,494)	(8,627)
Amortization of premiums and accretion of discounts on available-for-sale securities	(1,409)	(2,302)
Other, net	825	939
Changes in operating assets and liabilities:
Accounts receivable	748	1,897
Prepaid expenses and other current assets	(12,471)	(4,656)
Accounts payable	3,272	(521)
Accrued expenses and other current liabilities	6,123	(554)
Unearned revenue	1,299	4,389
Other assets and liabilities	(480)	2,546
Net cash provided by (used in) operating activities	$(33,025)	$(20,465)
Cash flows from investing activities:
Purchases of property and equipment	(2,308)	(3,140)
Capitalized software development costs	(882)	(1,400)
Intangible asset acquisition costs	(220)	(357)
Purchases of available-for-sale securities	(320,571)	(66,619)
Maturities of available-for-sale securities	93,805	115,045
Net cash provided by (used in) investing activities	$(230,176)	$43,529
Cash flows from financing activities:
Proceeds from at-the-market offering, net of issuance costs	362,303	—
Proceeds from stock options exercised	1,213	486
Proceeds from public warrants exercised	4,702	—
Tax withholding receipts (payments) related to vested and released RSUs, net	516	873
Net cash provided by (used in) financing activities	$368,734	$1,359
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(13)	4
Net change in cash, cash equivalents and restricted cash	105,520	24,427
Cash, cash equivalents and restricted cash at the beginning of the period	56,840	38,081
Cash, cash equivalents and restricted cash at the end of the period	$162,360	$62,508
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$152	$3,043
Intangible asset purchases in accounts payable and accrued expenses	257	391
Operating lease right-of-use assets subject to lease liability	—	5,021
Noncash reclassification of warrant liabilities to equity upon exercise	10,953	—
Bonus settled in restricted stock units	6,969	11,443
Net share settled stock option exercises	—	1,016
At-the-market offering issuance costs in accounts payable and accured expenses	4,049	—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2024, and the notes thereto are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2025, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2025, or thereafter. All references to March 31, 2025 and 2024, in the notes to the condensed consolidated financial statements are unaudited.

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

Foreign Currency

The reporting currency of the Company is the U.S. dollar. Financial statements of subsidiaries whose functional currency is not the U.S. dollar are translated at exchange rates in effect at the balance sheet date for assets and liabilities and at average exchange rates for revenues and expenses for the respective periods. Translation adjustments are recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and corporate credit cards is included in other noncurrent assets in the condensed consolidated balance sheets. The Company issues letters of credit in the ordinary course of business, including for lease arrangements. Letters of credit totaling $2.3 million and $2.1 million were outstanding as of March 31, 2025 and December 31, 2024, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$159,681	$54,393
Restricted cash	2,679	2,447
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$162,360	$56,840

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

	March 31,	December 31,
	2025	2024
Billed accounts receivable	$6,909	$6,516
Unbilled accounts receivable	2,562	3,672
Total accounts receivable	$9,471	$10,188

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

The Company did not have any allowance for credit losses as of either March 31, 2025 or December 31, 2024.

Materials and Supplies, Net

Materials and supplies, including spare parts, are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems to be made commercially available are capitalized to property and equipment when installed. Materials and supplies used to support customer contracts, for maintenance, or for research and development efforts are expensed when consumed. The Company capitalized $2.1 million and $1.0 million of materials and supplies to property and equipment for the three months ended March 31, 2025 and 2024, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. During each of the three months ended March 31, 2025 and 2024, excess and obsolescence charges were less than $0.1 million.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of March 31, 2025, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

Internal-Use Software

The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. Capitalized internal-use software is recorded within intangible assets, net, in the condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company capitalized $1.5 million and $2.6 million, respectively. The Company amortized $1.5 million and $1.1 million of capitalized internal-use software costs during the three months ended March 31, 2025 and 2024, respectively.

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during any of the three months ended March 31, 2025 and 2024.

Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date. Goodwill as of the acquisition date represents the excess of the purchase consideration of an acquired business over the fair value of the underlying net tangible and intangible assets acquired net of liabilities assumed. The purchase consideration is determined based on the fair value of the assets transferred and liabilities assumed after considering any transactions that are separate from the business combination. Any adjustments to provisional amounts that are identified during the measurement period, not to exceed one year from the date of acquisition, are recorded in the reporting period in which the adjustment amounts are determined. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the Company’s condensed consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment losses were not material for the three months ended March 31, 2025 and 2024.

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
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when (or as) the entity satisfies a performance obligation

Certain of the Company’s contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing hardware together with related maintenance and support. Such contracts may also include access to the Company’s QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, the Company allocates the transaction price to each performance obligation based on its standalone selling price when available. The Company determines standalone selling price based on the observable price of a product or service when it sells the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring the Company to estimate the standalone selling price. The Company estimates the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, the Company takes into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin.

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

For the three months ended March 31, 2025 and 2024, substantially all revenue was recognized based on transfer of service over time. Revenues recognized at a point in time were not material. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of March 31, 2025 and December 31, 2024, total capitalized costs were $2.2 million and $2.4 million, respectively. Amortization expense was $0.3 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

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

Under an agreement with Duke University (“Duke”), the Company issued common shares to Duke in consideration for research and development services through July 15, 2026. The agreement is considered a research and development service arrangement and is recorded as a prepayment based on the fair value of the common stock issued and is amortized over the term of the arrangement as services are received and is recognized in research and development in the condensed consolidated statements of operations. Following the departure of the Company's Chief Technology Officer, Duke is no longer considered a related party as of July 1, 2024. Transactions with Duke under the agreement are not material to the Company's condensed consolidated financial position and results of operations.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three months ended March 31, 2025, the Company had two significant customers that accounted for 70% of total revenue. For the three months ended March 31, 2024, the Company had two significant customers that accounted for 69% of total revenue.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended March 31,
Numerator:	2025	2024
Net loss attributable to common stockholders	$(32,252)	$(39,592)
Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders— basic and diluted	228,759,209	208,159,439
Net loss per share attributable to common stockholders—basic and diluted	$(0.14)	$(0.19)

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

	Three Months Ended March 31,
	2025	2024
Common stock options outstanding	15,390,920	20,753,133
Warrants to purchase common stock	543,152	8,301,202
Public warrants	1,985,157	5,228,253
Unvested restricted stock units	14,873,452	16,221,026
Unvested performance-based restricted stock units	1,939,821	2,030,526
Unvested common stock	187,110	379,691
Total	34,919,612	52,913,831

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

3. BUSINESS COMBINATIONS

Qubitekk Federal, LLC

On December 27, 2024, the Company acquired Qubitekk Federal, LLC (“Qubitekk”) for total consideration of approximately $22.1 million of cash consideration, of which $15.5 million was paid at closing, with the remainder to be paid over the eighteen months following the acquisition date, subject to reductions for indemnities, working capital adjustments, and certain other conditions that existed at the acquisition date. The holdback liabilities are recorded in accrued expenses and other current liabilities and other noncurrent liabilities on the condensed consolidated balance sheets. The acquisition supports the Company’s quantum networking capabilities by expanding its quantum networking expertise and technology portfolio. The Company incurred approximately $1.5 million in acquisition costs, which were primarily related to fees associated with financial and legal advisors and were recorded in general and administrative expenses in the condensed consolidated statements of operations for the year ended December 31, 2024.

The purchase price allocation is preliminary and subject to change. Upon completion of the final purchase price allocation, the final fair values of assets acquired and liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. The Company has estimated the preliminary fair values of Qubitekk assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period. The current period adjustments were $0.8 million, primarily related intangible assets, with an offset to goodwill. The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Updated Preliminary Fair Value
Accounts receivable	$400	$32	$432
Prepaid expenses and other current assets	531	279	810
Intangible assets	11,900	(1,050)	10,850
Goodwill	9,220	764	9,984
Other noncurrent assets	3	—	3
Unearned revenue	—	(25)	(25)
Total fair value of net assets acquired	$22,054	$—	$22,054

The goodwill of $10.0 million is primarily attributable to Qubitekk's specialized assembled workforce and expected future synergies from combining operations. We expect the goodwill from this acquisition will be deductible for income tax purposes. Identifiable intangibles recognized consists of $5.9 million in customer relationships, $4.0 million in developed technology, $0.8 million in trademarks, each with estimated useful lives of 5 years, and $0.2 million in backlog with an estimated useful life of 1 year. Fair values of intangible assets were determined using income approaches, include the relief from royalty and multi-period excess earnings methods.

The Company has included the revenue and expenses of Qubitekk in its condensed consolidated financial statements from the date of acquisition. No summarized unaudited pro forma results are provided for the Qubitekk acquisition due to the immateriality of this acquisition relative to the Company's condensed consolidated financial position and results of operations.

4. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of March 31, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$24,871	$—	$—	$24,871	$33,204	$—	$—	$33,204
Corporate notes and bonds	13,923	14	(5)	13,932	45,823	22	(53)	45,792
US government and agency	661,029	210	(216)	661,023	287,084	319	(118)	287,285
Total cash, cash equivalents, restricted cash and investments	$699,823	$224	$(221)	$699,826	$366,111	$341	$(171)	$366,281

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Corporate notes and bonds	$—	$—	$3,985	$(5)	$3,985	$(5)
US government and agency	425,697	(211)	1,995	(5)	427,692	(216)
Total	$425,697	$(211)	$5,980	$(10)	$431,677	$(221)

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Corporate notes and bonds	$—	$—	$24,396	$(53)	$24,396	$(53)
US government and agency	67,600	(111)	3,987	(7)	71,587	(118)
Total	$67,600	$(111)	$28,383	$(60)	$95,983	$(171)

The Company did not have any allowance for credit losses as of either March 31, 2025 or December 31, 2024. The Company neither intends to nor believes that it is more likely than not that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale securities as of March 31, 2025, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$22,262	$2,609	$24,871
Corporate notes and bonds	13,932	—	13,932
US government and agency	552,162	108,861	661,023
Total	$588,356	$111,470	$699,826

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$24,871	$—	$—	$24,871
US government and agency	—	137,489	—	137,489
Total cash, cash equivalents and restricted cash	$24,871	$137,489	$—	$162,360
Short-term investments:
Corporate notes and bonds	—	13,932	—	13,932
US government and agency	—	414,673	—	414,673
Total short-term investments	$—	$428,605	$—	$428,605
Long-term investments:
US government and agency	—	108,861	—	108,861
Total long-term investments	$—	$108,861	$—	$108,861
Total assets	$24,871	$674,955	$—	$699,826
Liabilities
Public warrants	$21,241	$—	$—	$21,241

	Fair Value Measured as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$33,204	$—	$—	$33,204
US government and agency	—	23,636	—	23,636
Total cash, cash equivalents and restricted cash	$33,204	$23,636	$—	$56,840
Short-term investments:
Corporate notes and bonds	—	43,868	—	43,868
US government and agency	—	242,028	—	242,028
Total short-term investments	$—	$285,896	$—	$285,896
Long-term investments:
Corporate notes and bonds	—	1,924	—	1,924
US government and agency	—	21,621	—	21,621
Total long-term investments	$—	$23,545	$—	$23,545
Total assets	$33,204	$333,077	$—	$366,281
Liabilities
Public warrants	$70,688	$—	$—	$70,688

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company's letters of credit and corporate credit cards.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the current period. On March 31, 2025, the closing trading price of the public warrants was $11.11 per warrant.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	March 31,	December 31,
	2025	2024
Quantum computing systems	$39,153	$38,374
Leasehold improvements	18,003	17,921
Machinery, equipment, furniture and fixtures	19,420	16,683
Computer equipment and acquired computer software	7,096	7,395
Gross property and equipment	83,672	80,373
Less: accumulated depreciation	(32,028)	(27,612)
Total property and equipment, net	$51,644	$52,761

Depreciation expense for the three months ended March 31, 2025 and 2024, was $4.4 million and $2.7 million, respectively.

7. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	March 31,	December 31,
	2025	2024
Materials and supplies	$23,967	$18,658
Prepaid expenses	4,452	4,890
Accrued interest receivable	4,151	2,221
Other current assets	6,657	2,556
Total prepaid expenses and other current assets	$39,227	$28,325

Accrued expenses and other current liabilities are composed of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued salaries and other payroll liabilities	$8,741	$10,368
Accrued professional services	6,638	936
Acquisition holdback liabilities	4,950	3,300
Accrued equipment and services liabilities for research and development	785	534
Accrued expenses—other	2,481	1,286
Total accrued expenses and other current liabilities	$23,595	$16,424

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

Stockholder Lawsuit

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Oral argument in the Fourth Circuit occurred on January 31, 2025. On April 8, 2025, the Fourth Circuit held for the IonQ Defendants in a published opinion. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the case merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

9. WARRANTS

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue warrants to acquire shares of Legacy IonQ Series B-1 preferred stock (the “Warrant Shares”) to a customer, subject to certain vesting events. Upon closing of the Business Combination, these warrants exercisable for Legacy IonQ Series B-1 preferred stock were assumed by the Company and converted into a warrant to purchase shares of common stock. In August 2020, 543,152 of the Warrant Shares vested and became immediately exercisable. The exercise price for the vested Warrant Shares is $1.38 per share and the warrant is exercisable through November 2029. Effective November 2024, no additional Warrant Shares can vest pursuant to the terms of the warrant agreement.

As part of the Business Combination, the Company assumed 7,500,000 public warrants on September 30, 2021. As of March 31, 2025, there were 1,911,858 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The public warrants are classified as liabilities and remeasured at each reporting period. No public warrants have been redeemed by the Company as of March 31, 2025.

10. AT-THE-MARKET OFFERING

In February 2025, in connection with the commencement of an "at the market" offering program, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents ("the Sales Agents"), pursuant to which the Company could offer and sell, from time to time, through or to the Sales Agents, shares of the Company's common stock, par value $0.0001 per share (the "Shares"), having an aggregate gross offering price of up to $500 million ("2025 ATM Offering Program"). The Sales Agents were entitled to a commission of up to 3.25% of the gross proceeds of all shares sold under the Equity Distribution Agreement. On March 10, 2025, the Company terminated the Equity Distribution Agreement, after which no further Shares could be sold through the 2025 ATM Offering Program.

During the three months ended March 31, 2025, the Company sold a total of 16,038,460 shares of common stock through the 2025 ATM Offering Program for an aggregate purchase prices of $358.3 million, net of issuance costs of $14.3 million.

11. REVENUE

Disaggregated Revenue

The Company's revenues disaggregated by revenue source is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Specialized quantum computing hardware	$3,063	$3,619
Platform, consulting and support services	4,503	3,963
Total revenue	$7,566	$7,582

The Company's revenues disaggregated by customer location is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$5,289	$7,062
International	2,277	520
Total revenue	$7,566	$7,582

Remaining Performance Obligations

As of March 31, 2025, approximately $71.9 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 40% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

The following table summarizes the changes in unearned revenue for the three months ended March 31, 2025 (in thousands):

Total
Balance as of December 31, 2024	$10,678
Revenue recognized	(4,047)
New deferrals, net	5,430
Balance as of March 31, 2025	$12,061

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

In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2025, the number of shares reserved for issuance under the 2021 Plan increased by 14,532,010. For awards granted under the 2021 Plan, vesting terms range from one to four years from the date of grant. As of March 31, 2025, the Company had 33,470,867 shares available for grant under the 2021 Plan.

Under both equity incentive plans, all options granted have a contractual term of 10 years.

Stock Options

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	16,687,129	$2.40
Exercised	(2,822,394)	0.43
Cancelled/ Forfeited	(410,638)	2.58
Outstanding as of March 31, 2025	13,454,097	$2.81	5.35	$259.16
Exercisable as of March 31, 2025	11,380,024	$2.31	5.08	$224.83
Exercisable and expected to vest as of March 31, 2025	13,454,097	$2.81	5.35	$259.16

Early Exercised Stock Options

As of March 31, 2025 and December 31, 2024, there were 163,039 and 211,184 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of both March 31, 2025 and December 31, 2024, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.4 million in its condensed consolidated balance sheets.

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	14,509,717	$9.54
Granted	2,447,244	32.01
Vested	(1,771,714)	12.68
Forfeited	(420,752)	9.62
Outstanding as of March 31, 2025	14,764,495	$12.87	2.51
Expected to vest after March 31, 2025	14,743,995	$12.87	2.51

During the three months ended March 31, 2025 and 2024, the Company released 206,316 and 1,064,518 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

The Company grants performance-based restricted stock unit awards (“PSU”) to certain officers, employees, and consultants, which vest over approximately two to four years. The number of shares that can be earned will range from 0% to 300% of the target number of shares, based on the Company's achievement of certain financial and technical goals, as well as a stock price hurdle requirement for a portion of the awards. In the event that the stock price hurdle is not met at the time the PSUs vest, the maximum PSU opportunity shall be limited to target (100%) performance.

In February 2025, the Company granted a PSU award to its President and Chief Executive Officer, which vests over three years. The number of shares that can be earned will range from 0% to 200% of the target number of shares based on the Company's achievement of certain performance goals.

The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable of vesting as of March 31, 2025.

For the portion of the PSUs subject to the stock price hurdle, the fair value was determined using a Monte Carlo simulation model. The Monte Carlo simulation model requires estimates of subjective assumptions, which affect the fair value of each PSU. For PSUs granted during the three months ended March 31, 2025 and 2024, the assumptions for the Monte Carlo simulation model were developed as follows:

Expected Volatility—The expected volatility was determined based on the Company's historical and implied stock price volatility.

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

The assumptions used to estimate the fair value of PSUs subject to the stock price hurdle are as follows:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.28%	—%
Contractual term (in years)	1.94	—
Expected volatility	112.50%	—%
Dividend yield	—%	—%

The PSU activity is summarized in the following table, based on awards at target:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	3,972,257	$16.17
Granted	965,630	30.73
Vested	(60,175)	18.03
Forfeited	(73,548)	18.03
Outstanding as of March 31, 2025	4,804,164	$19.05	2.11
Expected to vest after March 31, 2025(1)	10,544,490	$16.39	2.11

(1)
Represents the number of PSUs expected to vest, which may exceed the target number of shares, based on the Company's probability assessment of expected performance during the performance period.

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs and PSUs, which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,063	$1,005
Research and development	17,392	12,366
Sales and marketing	4,356	2,775
General and administrative	10,442	5,915
Stock-based compensation, net of amounts capitalized	33,253	22,061
Capitalized stock-based compensation—Property and equipment, net and Intangible assets, net	913	1,598
Total stock-based compensation	$34,166	$23,659

Unrecognized Stock-Based Compensation

A summary of the Company's remaining unrecognized compensation expense and the weighted-average remaining amortization period as of March 31, 2025, related to its non-vested RSUs, PSUs, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$179.8	2.8
Performance-based restricted stock units	112.8	2.1
Stock options	10.5	1.1

13. INCOME TAXES

Income tax expense was less than $0.1 million for each of the three months ended March 31, 2025 and 2024, due to the Company's international operations. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets as of March 31, 2025, and December 31, 2024. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

14. LEASES

The Company has operating leases for its various facilities, including its primary locations in College Park, Maryland; Bothell, Washington; and Arlesheim, Switzerland. The College Park, Maryland facility is used for research and development, servicing customers and corporate functions and is leased from the University of Maryland ("UMD"). The Bothell, Washington facility is used for manufacturing, research and development, servicing customers, and general office space. The Arlesheim, Switzerland facility is used for servicing customers and general office space. Both the College Park, Maryland, and Bothell, Washington, leases expire in 2030 and the Arlesheim, Switzerland lease expires in 2029. As of March 31, 2025 and December 31, 2024, the Company's weighted-average remaining lease term was 5.0 years and 5.2 years, respectively. As of both March 31, 2025 and December 31, 2024, the weighted-average discount rate was 8.2%.

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

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost(1)
Fixed lease cost	$670	$554
Short-term cost	84	45
Total operating lease cost	$754	$599

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$89	$63
Research and development	493	334
Sales and marketing	88	21
General and administrative	84	181
Total operating lease cost	$754	$599

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash payments (receipts) included in the measurement of operating lease liabilities, net	$801	$(2,323)

As of March 31, 2025, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2025	$2,881
2026	4,217
2027	4,281
2028	4,381
2029	3,943
Thereafter	1,510
Total lease payments	$21,213
Less: imputed interest	(3,853)
Present value of operating lease liabilities	$17,360

15. RELATED PARTY TRANSACTIONS

The Company has contracts with UMD, including contracts to provide certain quantum computing services and facility access, to provide customized quantum computing hardware, and an operating lease. Following the departure of the Company's Chief Scientist, UMD is no longer considered a related party as of January 1, 2024. Revenue recognized from contracts entered into while UMD was a related party was zero and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.

The Company had the following balances related to contracts entered into while UMD was a related party, as reflected in the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2025	2024
Assets
Operating lease right-of-use asset	$3,031	$3,120
Liabilities
Current portion of operating lease liabilities	$686	$681
Operating lease liabilities, net of current portion	2,747	2,843

16. SEGMENT INFORMATION

The Company operates as one operating segment as its Chief Executive Officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Consolidated net loss as reported on the condensed consolidated statements of operations is used to evaluate performance and allocate resources. The following table presents revenue, significant expenses, and segment profit and loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$7,566	$7,582
Less:
Operating costs and expenses excluding stock-based compensation:
Cost of revenue (excluding depreciation and amortization)	3,252	2,409
Research and development	22,561	20,002
Sales and marketing	4,254	3,926
General and administrative	13,364	8,105
Stock-based compensation	33,253	22,061
Depreciation and amortization	6,561	3,955
Other segment items:
(Gain) loss on change in fair value of warrant liabilities	(38,494)	(8,627)
Interest income, net	(4,894)	(4,799)
Other (income) expense, net	(51)	134
Income tax (benefit) expense	12	8
Net loss	$(32,252)	$(39,592)

17. SUBSEQUENT EVENTS

On April 30, 2025, the Company completed the acquisition of a controlling stake of ID Quantique SA, a global leader in quantum-safe networking and quantum detection systems, headquartered in Geneva, Switzerland, in an all-stock transaction for 4,215,740 shares of common stock, subject to customary post-closing adjustments. Due to the limited time between the acquisition date and the Company's filing of this Quarterly Report on Form 10-Q, the initial accounting for the business combination is incomplete and the Company is not yet able to disclose the preliminary amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed.

On May 6, 2025, the Company entered into a definitive agreement to acquire Lightsynq Technologies Inc., a Boston-based startup, to bolster the Company’s quantum networking and quantum computing roadmaps and teams. Also, on May 7, 2025, the Company entered into a definitive agreement to acquire Capella Space Corporation, a Colorado-based signals company, to serve as a platform for the future development of global quantum networking infrastructure. These are all-stock transactions which are expected to close in the next twelve months, subject to customary closing conditions. In connection with these transactions, the Company expects to issue an aggregate 24.2 million shares of common stock and stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems. Our net losses were $32.3 million and $39.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $716.0 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

Business and Technical Highlights

•
We announced the acceleration of our quantum networking and quantum computing roadmap via the intended acquisition of LightsynqTechnologies, Inc. Lightsynq's founders built the first-ever quantum repeater capable of extending the range of quantum networks, a key technology for enabling quantum devices to connect together in a future quantum internet. Lightsynq’s core mission is to use this same technology to build the world’s best photonic interconnects that link quantum processors at high speed.
•
We announced the expansion of our quantum networking business, naming Jordan Shapiro our first President and General Manager, Quantum Networking. To facilitate development of this network, we have announced the proposed acquisition of Capella, a Colorado-based signals platform leader for top-secret government and commercial applications.

•
We announced the joint development of a new quantum computing innovation center with EPB in Chattanooga, TN, housing the first quantum computing and networking hub. This deal includes the system sale of a Forte Enterprise system for $22 million for the two companies to jointly develop algorithms designed for energy grid optimization.
•
We announced that we have been selected by DARPA for the first stage of its Quantum Benchmarking Initiative (QBI). This program is designed to assess and validate the feasibility of developing industrially useful quantum computers ahead of conventional projections.
•
Additionally, working with the State of Maryland under its Capital of Quantum Initiative, we are progressing on our expected new headquarters on UMD's College Park campus, and are pleased to see that DARPA's Quantum Benchmarking Initiative has announced they will be a next door neighbor.
•
We announced that we have closed our acquisition of a majority stake of Geneva-based ID Quantique, a global leader in quantum-safe networking and quantum detection systems with offices in Seoul and Boston.
•
We announced the global availability of our Europe-based Forte Enterprise system, which can be accessed by customers through Amazon Braket, a managed quantum computing service from Amazon Web Services (AWS), as well as the IonQ Quantum Cloud.
•
We announced a flagship distributor partnership with Toyota Tsusho Corporation to accelerate quantum computing in Japan. This milestone marks our entrance into the Japanese market – reinforcing our commitment to advancing quantum computing opportunities globally.
•
We announced the signing of a Memorandum of Understanding with the Global Research and Development Center for Business by Quantum-AI Technology (G-QuAT), a division of one of the largest public research organizations in Japan, the National Institute of Advanced Industrial Science and Technology (AIST). This memorandum facilitates cooperation between us and G-QuAT intended to advance quantum computing technologies in Japan.
•
We announced a Memorandum of Understanding with Intellian Technologies, Inc., a leading global provider of satellite communication antennas and ground gateway solutions, to explore how secure quantum networking can transform satellite communications.
•
We participated in NVIDIA’s first-ever Quantum Day, taking place at GTC, where we shared details of several recent real-world demonstrations of quantum-accelerated computation for commercially-relevant applications. This included a ground-breaking milestone with Ansys, simulating the performance of a blood pump using quantum-processed data and achieving results up to 12% faster than classical computing alone.
•
We announced new research advancements in applying quantum computing to artificial intelligence (AI) and Machine Learning, marking significant progress in hybrid quantum-classical approaches that enhance both large language models (LLMs) and generative AI.
•
We announced the commissioning of a ground-breaking quantum system optimized for research and development to the U.S. Air Force Research Laboratory (AFRL) in Rome, New York.
•
We announced the completion of our next-generation ion trap vacuum package prototype intended to realize smaller, more compact, room temperature quantum systems. We have completed a state-of-the-art assembly chamber capable of manufacturing miniaturized ion trap vacuum packages that can sustain Extreme High Vacuum (XHV) – levels that are comparable to the vacuum levels found on the surface of the Moon.
•
We announced strong momentum toward our technological roadmap with a portfolio of more than 950 owned and controlled patents and patents pending with the inclusion of ID Quantique and the pending acquisition of Lightsynq.
•
We announced a significant milestone in the development of high-speed, mixed-species quantum logic gates for trapped-ion quantum computing and networking. The findings further our momentum in driving scalable, high-fidelity quantum networking and distributed quantum computing. The research shows a novel approach to achieving an orders-of-magnitude increase in physical gate speed of two-qubit gates between different atomic species.
•
We published new ground breaking Quantum Error Correction (QEC) research, releasing new QEC codes optimized for our trapped-ion long-chain architecture and showed they outperform the state-of-the-art.

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

Impact of the Macroeconomic Climate on Our Business

Inflationary factors, interest rates and overhead costs may adversely affect our operating results. High interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. These inflationary effects may be exacerbated by recent increases in U.S. tariffs. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the future on our operating costs, including due to supply chain constraints, consequences associated with bank failures, trade wars and the effect of recently heightened, scheduled, and threatened tariffs by the U.S. or its trading partners, geopolitical tensions in and around Ukraine, Israel and other areas of the world, and employee availability and wage increases, which may result in additional stress on our working capital resources.

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

Certain of our contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing hardware together with related maintenance and support. Such contracts may also include access to our QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring us to estimate the standalone selling price. We estimate the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, we take into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$7,566	$7,582
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	4,315	3,414
Research and development(1)	39,953	32,368
Sales and marketing(1)	8,610	6,701
General and administrative(1)	23,806	14,020
Depreciation and amortization	6,561	3,955
Total operating costs and expenses	83,245	60,458
Loss from operations	(75,679)	(52,876)
Gain (loss) on change in fair value of warrant liabilities	38,494	8,627
Interest income, net	4,894	4,799
Other income (expense), net	51	(134)
Loss before income tax expense	(32,240)	(39,584)
Income tax benefit (expense)	(12)	(8)
Net loss	$(32,252)	$(39,592)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$1,063	$1,005
Research and development	17,392	12,366
Sales and marketing	4,356	2,775
General and administrative	10,442	5,915

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Revenue	$7,566	$7,582	$(16)	—%

Revenue was relatively flat for the three months ended March 31, 2025, from the three months ended March 31, 2024. Increases in revenue from services on new and existing platform, consulting and support services arrangements were offset by decreases in revenue from arrangements to build specialized quantum computing hardware.

Cost of revenue

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$4,315	$3,414	$901	26%

Cost of revenue increased by $0.9 million, or 26%, to $4.3 million for the three months ended March 31, 2025, from $3.4 million for the three months ended March 31, 2024. The increase was driven primarily by an increase in labor costs to service contracts for the three months ended March 31, 2025.

Research and development

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Research and development	$39,953	$32,368	$7,585	23%

Research and development expense increased by $7.6 million, or 23%, to $40.0 million for the three months ended March 31, 2025, from $32.4 million for the three months ended March 31, 2024. The increase was primarily driven by an increase of $10.1 million in payroll-related expenses, including an increase in stock-based compensation of $5.0 million, as a result of increased headcount and new equity grants, offset by a decrease of $3.0 million in materials, supplies and equipment costs.

Sales and marketing

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Sales and marketing	$8,610	$6,701	$1,909	28%

Sales and marketing expense increased by $1.9 million, or 28%, to $8.6 million for the three months ended March 31, 2025, from $6.7 million for the three months ended March 31, 2024. The increase was primarily driven by an increase of $2.2 million of payroll-related expenses, including an increase in stock-based compensation of $1.6 million, as a result of increased headcount and new equity grants, offset by a decrease of $0.3 million in professional service fees.

General and administrative

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(in thousands)
General and administrative	$23,806	$14,020	$9,786	70%

General and administrative expenses increased by $9.8 million, or 70%, to $23.8 million for the three months ended March 31, 2025, from $14.0 million for the three months ended March 31, 2024. The increase was primarily driven by an increase of $7.2 million of payroll-related expenses, including an increase in stock-based compensation of $4.5 million, as well as an increase of $2.5 million in professional service fees and allocated overhead costs.

Depreciation and amortization

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Depreciation and amortization	$6,561	$3,955	$2,606	66%

Depreciation and amortization expenses increased by $2.6 million, or 66%, to $6.6 million for the three months ended March 31, 2025, from $4.0 million for the three months ended March 31, 2024. The increase was primarily driven by an increase of $1.0 million and $0.7 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively, and an increase of $0.9 million due to amortization of capitalized internal-use software and acquired intangible assets.

Gain (loss) on change in fair value of warrant liabilities

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$38,494	$8,627	$29,867	346%

The change in fair value of warrant liabilities increased by $29.9 million, or 346%, to a gain of $38.5 million for the three months ended March 31, 2025, from a gain of $8.6 million for the three months ended March 31, 2024. The increase was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Three Months Ended March 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Interest income, net	$4,894	$4,799	$95	2%

Interest income, net increased by $0.1 million, or 2%, to $4.9 million for the three months ended March 31, 2025, from $4.8 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in the available-for-sale investments balance.

Liquidity and Capital Resources

As of March 31, 2025, we had cash, cash equivalents and available-for-sale securities of $697.1 million. Excluded from our available liquidity is $2.7 million of restricted cash, which is primarily recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of March 31, 2025, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of March 31, 2025, we had an accumulated deficit of $716.0 million. During the three months ended March 31, 2025, we incurred net losses of $32.3 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our material contractual commitments as of March 31, 2025, primarily relate to operating lease commitments. As of March 31, 2025, we have total operating lease obligations of $21.2 million, with $3.9 million payable within 12 months. Other than operating lease commitments, cash requirements for the next 12 months are expected to consist primarily of operating expenses and continued investment in our quantum computers.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(33,025)	$(20,465)
Net cash provided by (used in) investing activities	(230,176)	43,529
Net cash provided by (used in) financing activities	368,734	1,359

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

Net cash used in operating activities during the three months ended March 31, 2025, was $33.0 million, resulting primarily from a net loss of $32.3 million, adjusted for non-cash activity, primarily related to stock-based compensation, the gain recorded as a result of mark-to-market activity for our public warrants, depreciation and amortization, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased compensation costs and costs for materials and supplies to support the production of quantum computing systems, customer contracts, and other research and development activities.

Net cash used in operating activities during the three months ended March 31, 2024, was $20.5 million, resulting primarily from a net loss of $39.6 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities.

Cash flows from investing activities

Net cash used in investing activities during the three months ended March 31, 2025, was $230.2 million, primarily resulting from purchases of available-for-sale securities of $320.6 million and additions of $2.3 million to property and equipment primarily related to the development of our quantum computing systems and other supporting equipment, offset by cash received from maturities of available-for-sale securities of $93.8 million.

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

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2025, was $368.7 million, primarily resulting from proceeds from the 2025 ATM Offering Program and warrants exercised.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and concentration of credit. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our Annual Report on Form 10-K. No material changes related to our market risks have occurred since December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Oral argument in the Fourth Circuit occurred on January 31, 2025. On April 8, 2025, the Fourth Circuit held for the IonQ Defendants in a published opinion. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the case merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

Please refer to Note 8, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on current legal proceedings.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward-Looking Statements," you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

We have historically experienced net losses from operations. For the three months ended March 31, 2025, we incurred a loss from operations of $75.7 million. As of March 31, 2025, we had an accumulated deficit of $716.0 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers. Even with significant production, such production may never become profitable.

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

Our business depends on our quantum computing systems to be available. We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud, internet, private data center providers, facilities in which we build and deploy our systems and technology, and other infrastructure like utility power, water supply, air conditioning, air compression, and other inputs on which our systems and their supporting services rely. For example, in February 2025, an overheating incident in one of our manufacturing rooms affected laboratory cleanliness and system components, necessitating cleaning and repair, as well as movement of components and systems, causing some disruptions and delays in availability of our systems. These problems can be caused by a variety of factors, including software or firmware updates, vulnerabilities and defects in proprietary software and open-source software, hardware components, human error or misconduct, capacity constraints, design limitations, denial of service attacks or other security-related incidents, foreign objects or debris, weather, construction, supply chain events, or accidents and other force majeure. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

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

We are reliant on third-party suppliers, including sole source suppliers, for components necessary to develop and manufacture our quantum computing and networking solutions. As our business grows, we must continue to scale and adapt our supply chain or it could have an adverse impact on our business. Any of the following factors (and others) could have an adverse impact on the price or availability of these components necessary to our business:

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
•
the imposition of, or a sustained or temporary increase in, tariffs, trade protection measures, or import and export controls by the United States or other countries;
•
actions taken by suppliers or other parties in response to expected or threatened increases in tariffs, trade protection measures, or import or export controls by the United States or other countries;
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

Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in engineering, software development and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum computing and networking systems. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum computing and networking technologies, the commercialization of our quantum computing and networking technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration or interpretation of such laws or regulations, including changes following the U.S. federal elections, could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, in this competitive environment, we may experience delays in the development of our quantum computing and networking technologies and be otherwise unable to develop and grow our business as projected, or even at all.

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

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental access to, or acquisition, modification, destruction, loss, alteration, encryption, disclosure, use, or other processing of our Sensitive Data (including proprietary information and intellectual property) or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

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

Political challenges between the United States and countries in our supply chain, including China, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues could adversely impact our business. Specifically, United States-China trade relations remain uncertain. Since February 2025, the United States has imposed new and increased tariffs on many products imported into the United States from its various trading partners, with the highest of these tariffs affecting goods from China. China and other affected countries have taken measures in response, including increased tariffs on U.S. products and the imposition of new export controls on rare earth metals, critical minerals, and other items. Though certain items have been exempted from some of these recent U.S. tariff actions, including computers, semiconductors, and other consumer electronics, the risk of additional U.S. tariffs has materially increased in light of recent comments and new Section 232 investigations opened by the U.S. presidential administration

In addition, the U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products and technology, and, in certain cases, services, to these entities and, in some cases, to receive products, technology or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of products, technology and services to China and other countries including end-uses related to advanced computing. The U.S. presidential administration has used, and has signaled its intention to continue to use U.S. trade policy, including tariffs and other trade restrictions, as an important foreign policy tool presenting uncertainty regarding the impact of future trade policies on our business.

There is also a possibility of future tariffs, trade protection measures or other restrictions by the United States, China, or other countries that may affect our products or our customers and which could have a material adverse effect on our business. Such policies may affect our business directly, including through effects on the cost or availability of components, and indirectly, through broader macroeconomic implications of such policies, including inflationary pressures and depressed economic sentiment. In addition, the Chinese government exercises significant control over China’s economy through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in China or our Chinese suppliers, which could harm our business through higher supply costs, reduced availability or both.

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

We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export controls and sanctions. However, we cannot provide assurance that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. Any violation of U.S. sanctions or export controls, including failure to obtain appropriate import, export, or re-export licenses or authorization, could result in significant penalties and government investigations, delays in approving or denials of export licenses, and reputational harm and loss of business. As noted above, the U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products and technology, and, in certain cases, services, to these entities and, in some cases, to receive products, technology or services from these entities.

In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, technologies, and services or could limit our clients’ ability to implement our products, technologies, and services in those countries. The United States, United Kingdom, France, Spain, Germany, Denmark, Finland, Norway, Slovenia, Japan, Canada, and the Netherlands have enacted export controls on quantum computing hardware and related software and technology at specified levels of technological advancement. We will continue to review our existing compliance measures to ensure compliance with any applicable regulatory changes. Changes in our products, or future changes in export and import regulations, may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, adversely affect our ability to hire personnel from certain countries to work on our products, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.

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

We have pursued and we may continue to pursue growth opportunities by acquiring businesses, solutions or technologies through strategic transactions, investments or partnerships that complement or expand our current business. The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity and capital structure. To the extent we issue equity and/or convertible securities as consideration in such strategic transactions, our stockholders may experience substantial dilution. Any strategic transaction might not strengthen our competitive position, may increase some of our risks, may raise new compliance-related obligations and challenges, may distract our management team from our current operations, may be viewed negatively by our customers, partners or investors, or we may have to delay or not proceed with announced strategic transactions. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, or operations into our business, and we may have difficulty integrating and retaining new employees. We may experience unexpected changes in how we are required to account for strategic transactions pursuant to U.S. GAAP and may not achieve the anticipated benefits of any strategic transaction. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions subsequent to the strategic transaction that were not identified during our due diligence review for which we have limited or no recourse.

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
•
unexpected changes in regulatory requirements, taxes, foreign investment rules, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Oral argument in the Fourth Circuit occurred on January 31, 2025. On April 8, 2025, the Fourth Circuit held for the IonQ Defendants in a published opinion. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the case merits, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the associated suit.

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
•
public disclosures of certain contract and company information; and
•
mandatory security and privacy framework compliance requirements, including the handling of controlled unclassified information.

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

In the United States, federal, state, and local governments have enacted numerous privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, the “CCPA”) applies to personal information of California consumers and imposes various requirements on businesses, including to provide specific disclosures in privacy notices and honor requests of California consumers to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Numerous other states have enacted, are in the process of enacting, are proposing to enact or are considering state-level privacy laws. Such laws are also being considered at the federal and local levels.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various evolving laws, regulations, guidance, industry standards, and other obligations. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services. Generally, we understand the use of AI for employee productivity also presents emerging ethical and social issues and may draw public scrutiny or controversy, and may also create or assist in producing output that appear correct but are factually inaccurate, incomplete, misleading, biased, or otherwise flawed, or produce other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable. These circumstances and developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

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

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of later buying lower priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller of our common stock for the price to decline. At any time, short sellers may publish, or arrange for the publication of, opinions or characterizations that are intended to create negative market momentum. Issuers, like us, whose securities have historically had limited trading history or volumes and/or have been susceptible to relatively high volatility levels can be vulnerable to such short seller attacks. Short selling reports can cause increased volatility in an issuer’s stock price, and result in regulatory and governmental inquiries. From time to time, short seller reports have been published about us, which contain certain allegations against us. Any inquiry or formal investigation from a governmental organization or other regulatory body, including any inquiry from the SEC or the U.S. Department of Justice, could result in a material diversion of our management’s time and could have a material adverse effect on our business and results of operations.

Our ability to timely raise capital in the future may be limited, or may be unavailable on acceptable terms, if at all. The failure to raise capital when needed could harm our business, operating results and financial condition. Debt or equity issued to raise additional capital may reduce the value of our common stock.

We cannot be certain when or if the operations of our business will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support our current business and may require additional funds to respond to business challenges, including the need to develop or enhance our technology, improve our operating infrastructure or acquire complementary businesses and technologies. Additional financing may not be available on favorable terms, if at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. If banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. Additionally, weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the debt holders could have rights senior to holders of our common stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock.

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

As of March 31, 2025, we had warrants outstanding to purchase an aggregate of 2,455,010 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 38,824,867 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into Agreements to Acquire Capella

On May 7, 2025, the Company, Project Cornet Acquisition Sub, Inc., a Delaware corporation and a direct or indirect wholly-owned subsidiary of the Company (“Merger Sub”), Capella Space Corp., a Delaware corporation (“Capella”) and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of Capella’s securityholders, entered into an Agreement and Plan of Merger (the “Agreement”) to acquire all of the issued and outstanding shares of Capella pursuant to the merger of Merger Sub with and into Capella, with Capella as the surviving corporation (the “Capella Transaction”).

Pursuant to the terms of the Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Agreement and subject to customary adjustments to the purchase price as set forth in the Agreement, the aggregate consideration payable by the Company to certain securityholders of Capella at the closing of the Capella Transaction shall be 10,677,344 shares of the Company’s common stock, par value

$0.0001 per share (the “Common Stock”), in exchange for all of the outstanding stock of Capella. The shares of Common Stock to be issued pursuant to the Agreement will be restricted securities.

The Agreement contains customary representations, warranties, covenants and other obligations and rights of the parties. The Agreement also specifies the treatment of outstanding Company equity awards in connection with the Capella Transaction.

Completion of the Capella Transaction is subject to the satisfaction of customary closing conditions including, among other things, the absence of any governmental law or order that makes the Capella Transaction illegal or otherwise prohibits or prevents its consummation, the obtainment, expiration, or termination (as applicable) of regulatory approvals imposed by governmental entities and the authorization for listing of the Common Stock to be issued pursuant to the Agreement on the New York Stock Exchange.

The Agreement may be terminated under certain circumstances including, but not limited to, by mutual written agreement of the Company and Capella and, subject to certain conditions, if the closing shall not have occurred by February 1, 2026.

The foregoing description of the Capella Transaction and the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement, a copy of which is filed as Exhibit 2.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Unregistered Sales of Equity Securities

Pursuant to the terms of the Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Agreement and subject to customary adjustments as set forth in the Agreement, the aggregate consideration payable by the Company to certain securityholders of Capella at the closing of the Capella Transaction shall be 10,677,344 shares of Common Stock, which will be restricted securities, and we intend that the issuance and sale of the shares will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

In addition, on May 6, 2025, the Company entered into a definitive agreement to acquire Lightsynq Technologies Inc., a Boston-based startup founded by former Harvard University quantum member experts, in an all-stock transaction (the “Lightsynq Transaction”) for 13.5 million shares of Common Stock, subject to the terms and conditions of the definitive agreement and customary purchase price adjustments. The Lightsynq Transaction is expected to close in the second quarter, subject to customary closing conditions. The shares of common stock and stock options issued at the closing of the Lightsynq Transaction will be restricted securities, and we intend that the issuance and sale of the shares will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

Name	Title	Action Taken	Effective Date	Duration(1)	Aggregate Number of Shares to be Sold
Rima Alameddine	Chief Revenue Officer	Adoption	March 14, 2025	March 14, 2025 - June 26, 2026	200,000
Robert Cardillo	Director	Adoption	March 12, 2025	March 12, 2025 - June 19, 2026	12,723
Peter Chapman	Executive Chair, Director	Adoption	March 14, 2025	March 14, 2025 - June 15, 2026	5,989,244
Kathryn Chou	Director	Adoption	March 12, 2025	March 12, 2025 - April 30, 2026	37,485
Niccolo de Masi(2)	President & Chief Executive Officer, Director	Adoption	March 12, 2025	March 12, 2025 - March 12, 2027	2,597,500
Thomas Kramer	Chief Financial Officer	Adoption	March 14, 2025	March 14, 2025 - February 27, 2026	720,000
Inder Singh	Director	Adoption	March 13, 2025	March 13, 2025 - April 30, 2026	80,481
Wendy Thomas	Director	Adoption	March 13, 2025	March 13, 2025 - June 19, 2026	23,323
Gabrielle Toledano	Director	Adoption	March 12, 2025	March 12, 2025 - June 19, 2026	792

(1)
Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to the compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.
(2)
Adopted by Isalea Investments LP (the "Partnership"). The reporting person is the managing member of the Partnership.

Item 6. Exhibits.

(a) Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1^	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc.		X	8-K	2.1	March 8, 2021

2.2^

Agreement and Plan of Merger, dated as of May 7, 2025, by and among IonQ,

Inc., Project Cornet Acquisition Sub, Inc., Capella Space Corp. and

Shareholder Representative Services LLC as Holder Representative

		X

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	8-K	3.1	April 22, 2025

4.1	Registration Rights Agreement, dated as of April 30, 2025, by and among IonQ, Inc., the sellers of id Quantique SA shares, and SK Square Co., Ltd.		X	8-K	4.1	May 6, 2025

10.1+	Bonus Agreement between the Company and Peter Chapman, dated December 16, 2024		X	10-K	10.33	February 26, 2025

10.2+^	Offer Letter by and between the Company and Niccolo de Masi, dated February 26, 2025		X	8-K	10.1	February 26, 2025

10.3+^	Performance-Based Award Grant Notice by and between the Company and Niccolo de Masi, dated February 26, 2025		X	8-K	10.2	February 26, 2025

10.4	Equity Distribution Agreement, dated February 26, 2025, by and between the Company, Morgan Stanley & Co. LLC and Needham & Company, LLC		X	8-K	1.1	February 27, 2025

10.5^	Amendment No. 8 to Exclusive License Agreement, dated March 17, 2025, between Duke University and IonQ, Inc.	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

^

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+	Indicates a management contract or compensatory plan.
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

IonQ, Inc.

Date: May 7, 2025	/s/ Niccolo de Masi
	Name:	Niccolo de Masi
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)