Form 10-Q
period 2025-06-30
IonQ, Inc.
filed 2025-08-06
CIK 1824920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 30, 2025, there were 296,837,796 shares of common stock, par value $0.0001 per share, issued and outstanding.

IONQ, INC.

QUARTERLY REPORT ON FORM 10-Q

CERTAIN TERMS USED IN THIS REPORT

In this report, unless otherwise stated or the context otherwise indicates, the terms “IonQ, Inc.,” “the Company,” “we,” “us,” “our” and similar references refer collectively to “IonQ” and our subsidiaries, including majority-owned and wholly-owned subsidiaries, and our other registered and common law trade names, trademarks and service marks are property of IonQ, Inc. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

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

PART 1-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$140,067	$54,393
Short-term investments	406,784	285,896
Accounts receivable, net	19,114	10,188
Prepaid expenses and other current assets	59,922	28,325
Total current assets	625,887	378,802
Long-term investments	109,902	23,545
Property and equipment, net	58,558	52,761
Operating lease right-of-use assets	11,254	9,470
Intangible assets, net	143,241	29,469
Goodwill	370,720	9,904
Other noncurrent assets	27,046	4,437
Total Assets	$1,346,608	$508,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,938	$5,230
Accrued expenses and other current liabilities	49,190	16,424
Current portion of operating lease liabilities	5,528	3,366
Unearned revenue	16,726	10,678
Current portion of stock option early exercise liabilities	252	387
Total current liabilities	80,634	36,085
Operating lease liabilities, net of current portion	13,737	14,359
Unearned revenue, net of current portion	2,770	—
Warrant liabilities	58,042	70,688
Other noncurrent liabilities	12,979	3,394
Total liabilities	$168,162	$124,526
Commitments and contingencies (see Note 10)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 269,600,132 and 221,919,191 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$27	$22
Additional paid-in capital	2,050,344	1,067,403
Accumulated deficit	(892,810)	(683,720)
Accumulated other comprehensive income (loss)	4,072	157
Total IonQ, Inc. stockholders’ equity	$1,161,633	$383,862
Noncontrolling interests	16,813	—
Total stockholders’ equity	$1,178,446	$383,862
Total Liabilities and Stockholders’ Equity	$1,346,608	$508,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$20,694	$11,381	$28,260	$18,963
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	8,327	5,623	12,642	9,037
Research and development	103,359	31,204	143,312	63,572
Sales and marketing	10,877	6,137	19,487	12,838
General and administrative	48,107	13,053	71,913	27,073
Depreciation and amortization	10,616	4,305	17,177	8,260
Total operating costs and expenses	181,286	60,322	264,531	120,780
Loss from operations	(160,592)	(48,941)	(236,271)	(101,817)
Gain (loss) on change in fair value of warrant liabilities	(39,577)	6,639	(1,083)	15,266
Interest income, net	7,138	4,801	12,032	9,600
Other income (expense), net	232	(45)	283	(179)
Loss before income tax expense	(192,799)	(37,546)	(225,039)	(77,130)
Income tax benefit (expense)	15,269	(15)	15,257	(23)
Net loss	$(177,530)	$(37,561)	$(209,782)	$(77,153)
Net loss attributable to noncontrolling interests	(692)	—	(692)	—
Net loss attributable to IonQ, Inc.	$(176,838)	$(37,561)	$(209,090)	$(77,153)
Net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	$(0.70)	$(0.18)	$(0.87)	$(0.37)
Weighted average shares used in computing net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	250,967,455	211,637,479	239,924,680	209,898,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(177,530)	$(37,561)	$(209,782)	$(77,153)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	(80)	413	(247)	635
Currency translation adjustments	4,750	(11)	4,749	14
Total other comprehensive income (loss)	4,670	402	4,502	649
Total comprehensive loss	$(172,860)	$(37,159)	$(205,280)	$(76,504)
Comprehensive loss attributable to noncontrolling interests	(105)	—	(105)	—
Comprehensive loss attributable to IonQ, Inc.	$(172,755)	$(37,159)	$(205,175)	$(76,504)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, March 31, 2025	243,068,917	$24	$1,481,007	$(715,972)	$(11)	$—	$765,048
Net loss	—	—	—	(176,838)	—	(692)	(177,530)
Other comprehensive income (loss)	—	—	—	—	4,083	587	4,670
Issuance of common stock in connection with acquisitions	17,509,601	2	461,829	—	—	16,918	478,749
Issuance of common stock from equity incentive plans	8,896,073	1	6,342	—	—	—	6,343
Vesting of restricted common stock	48,145	—	98	—	—	—	98
Stock-based compensation	—	—	97,403	—	—	—	97,403
Warrants exercised	77,396	—	3,665	—	—	—	3,665
Balance, June 30, 2025	269,600,132	$27	$2,050,344	$(892,810)	$4,072	$16,813	$1,178,446

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, March 31, 2024	210,844,442	$21	$873,133	$(391,665)	$(1,720)	$—	$479,769
Net loss	—	—	—	(37,561)	—	—	(37,561)
Other comprehensive income (loss)	—	—	—	—	402	—	402
Issuance of common stock from equity incentive plans	2,829,916	—	699	—	—	—	699
Vesting of restricted common stock	48,145	—	98	—	—	—	98
Stock-based compensation	—	—	19,867	—	—	—	19,867
Balance, June 30, 2024	213,722,503	$21	$893,797	$(429,226)	$(1,318)	$—	$463,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2024	221,919,191	$22	$1,067,403	$(683,720)	$157	$—	$383,862
Net loss	—	—	—	(209,090)	—	(692)	(209,782)
Other comprehensive income (loss)	—	—	—	—	3,915	587	4,502
Issuance of common stock in connection with acquisitions	17,509,601	2	461,829	—	—	16,918	478,749
Issuance of common stock in connection with at-the-market offering, net of issuance costs	16,038,460	2	358,253	—	—	—	358,255
Issuance of common stock from equity incentive plans	13,550,356	1	14,523	—	—	—	14,524
Vesting of restricted common stock	96,290	—	196	—	—	—	196
Stock-based compensation	—	—	128,820	—	—	—	128,820
Warrants exercised	486,234	—	19,320	—	—	—	19,320
Balance, June 30, 2025	269,600,132	$27	$2,050,344	$(892,810)	$4,072	$16,813	$1,178,446

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2023	206,611,704	$20	$839,014	$(352,073)	$(1,967)	$—	$484,994
Net loss	—	—	—	(77,153)	—	—	(77,153)
Other comprehensive income (loss)	—	—	—	—	649	—	649
Issuance of common stock from equity incentive plans	7,014,509	1	12,627	—	—	—	12,628
Vesting of restricted common stock	96,290	—	196	—	—	—	196
Stock-based compensation	—	—	41,960	—	—	—	41,960
Balance, June 30, 2024	213,722,503	$21	$893,797	$(429,226)	$(1,318)	$—	$463,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(209,782)	$(77,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,177	8,260
Stock-based compensation	132,421	43,040
(Gain) loss on change in fair value of warrant liabilities	1,083	(15,266)
Deferred income taxes	(15,300)	—
Amortization of premiums and accretion of discounts on available-for-sale securities	(3,540)	(4,787)
Other, net	1,502	2,156
Changes in operating assets and liabilities:
Accounts receivable	(3,595)	3,558
Prepaid expenses and other current assets	(25,142)	(8,341)
Accounts payable	1,094	(165)
Accrued expenses and other current liabilities	20,741	(2,116)
Unearned revenue	(4)	1,262
Other assets and liabilities	(2,254)	2,508
Net cash provided by (used in) operating activities	$(85,599)	$(47,044)
Cash flows from investing activities:
Purchases of property and equipment	(3,501)	(10,629)
Capitalized software development costs	(1,886)	(2,129)
Intangible asset acquisition costs	(307)	(892)
Purchases of available-for-sale securities	(435,130)	(146,098)
Maturities of available-for-sale securities	211,180	211,572
Businesses acquired, net of cash paid	28,667	—
Net cash provided by (used in) investing activities	$(200,977)	$51,824
Cash flows from financing activities:
Proceeds from at-the-market offering, net of issuance costs	358,254	—
Proceeds from stock options exercised	7,564	1,185
Proceeds from public warrants exercised	5,592	—
Tax withholding receipts (payments) related to vested and released RSUs, net	1,447	141
Net cash provided by (used in) financing activities	$372,857	$1,326
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	391	4
Net change in cash, cash equivalents and restricted cash	86,672	6,110
Cash, cash equivalents and restricted cash at the beginning of the period	56,840	38,081
Cash, cash equivalents and restricted cash at the end of the period	$143,512	$44,191
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$465	$1,814
Intangible asset purchases in accounts payable and accrued expenses	1	234
Operating lease right-of-use assets subject to lease liability	—	5,962
Noncash reclassification of warrant liabilities to equity upon exercise	13,728	—
Bonus settled in restricted stock units	6,969	11,443
Net share settled stock option exercises	492	1,016
Equity issued for acquisitions	461,831	—

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

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as determined by the Financial Accounting Standards Board (“FASB”). Such condensed consolidated financial statements include the accounts of IonQ and majority-owned and wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. For consolidated non-wholly-owned subsidiaries, a noncontrolling interest is recognized to reflect the portion of income and equity that is not attributable to the Company.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three or six months ended June 30, 2025, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2025, or thereafter. All references to June 30, 2025 and 2024, in the notes to the condensed consolidated financial statements are unaudited.

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

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. Assets that are measured using unobservable inputs, including investments in convertible debt securities of privately-held companies, use the market or income approach and may involve pricing models whose inputs require significant judgment or estimation. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and certain other obligations is included in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. The Company issues letters of credit in the ordinary course of business, including for lease arrangements. Letters of credit totaling $2.3 million and $2.1 million were outstanding as of June 30, 2025 and December 31, 2024, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$140,067	$54,393
Restricted cash	3,445	2,447
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$143,512	$56,840

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

	June 30,	December 31,
	2025	2024
Billed accounts receivable	$7,653	$6,516
Unbilled accounts receivable	11,461	3,672
Total accounts receivable	$19,114	$10,188

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

Allowances for credit losses were not material as of either June 30, 2025 or December 31, 2024.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, with cost computed using the weighted-average cost basis, and is recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. Inventories are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three and six months ended June 30, 2025, excess and obsolescence charges were not material.

Materials and Supplies, Net

Materials and supplies, including spare parts, are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems are capitalized to property and equipment when installed. Materials and supplies used to support customer contracts, for maintenance, or for research and development efforts are expensed when consumed. The Company capitalized $2.1 million and $2.6 million of materials and supplies to property and equipment for the three months ended June 30, 2025 and 2024, respectively, and $4.2 million and $3.6 million of materials and supplies to property and equipment for the six months ended June 30, 2025 and 2024, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. During each of the three and six months ended June 30, 2025, excess and obsolescence charges were $0.5 million, and during each of the three and six months ended June 30, 2024, excess and obsolescence charges were $0.1 million.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company primarily invests in debt securities and classifies its investments as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Convertible debt securities in privately-held companies are classified as available-for-sale. Investments not considered cash equivalents, with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in the condensed consolidated balance sheets in accumulated other comprehensive loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the condensed consolidated balance sheets in prepaid expenses and other current assets.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of June 30, 2025, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

Internal-Use Software

The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. Capitalized internal-use software is recorded within intangible assets, net, in the condensed consolidated balance sheets. During the three months ended June 30, 2025 and 2024, the Company capitalized $1.9 million and $1.2 million in internal-use software costs, respectively, and during the six months ended June 30, 2025 and 2024, the Company capitalized $3.4 million and $3.8 million, respectively. The Company amortized $1.6 million and $1.3 million of capitalized internal-use software costs during the three months ended June 30, 2025 and 2024, respectively, and $3.1 million and $2.4 million of capitalized internal-use software costs during the six months ended June 30, 2025 and 2024, respectively.

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during any of the three or six months ended June 30, 2025 and 2024.

Intangible Assets, Net

The Company’s intangible assets include website domain costs, patents, intellectual property, customer relationships, developed technology, non-compete agreements, backlog, and trademarks. With respect to patents, acquisition costs include external legal and patent application costs. Intangible assets with identifiable useful lives are initially valued at acquisition cost and are amortized over their estimated useful lives using the straight-line method. Intangible assets with indefinite useful lives are assessed for impairment at least annually.

Goodwill

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. The Company tests goodwill for impairment on an annual basis, which it has determined to be the first day of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company tests goodwill qualitatively, or quantitatively, by comparing the fair value of the reporting unit with the unit’s carrying amount. No impairment loss was recognized for any of the three or six months ended June 30, 2025 and 2024.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment losses were not material for any of the three or six months ended June 30, 2025 and 2024.

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

Revenue Recognition

The Company derives revenue from the design, development, construction and sale of specialized quantum computing hardware together with related maintenance and support, from the sale of quantum networking products together with related services and maintenance, from providing access to its quantum-computing-as-a-service (“QCaaS” or “Platform” services), and from consulting services related to co-developing algorithms on the quantum computing systems. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To support this core principle, the Company applies the following five step approach:

1.
Identify the contract with the customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when (or as) the entity satisfies a performance obligation

Certain of the Company’s contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing hardware together with related maintenance and support and the sale of quantum networking products together with related services and maintenance. Certain contracts may also include access to the Company’s QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, the Company allocates the transaction price to each performance obligation based on its standalone selling price when available. The Company determines standalone selling price based on the observable price of a product or service when it sells the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring the Company to estimate the standalone selling price. The Company estimates the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, the Company takes into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin.

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. For performance obligations related to specialized quantum computing hardware and consulting services, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. The Company applies judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include the Company's historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For performance obligations related to quantum networking products and related services, revenue is recognized at the point in time when control passes to the customer, which is generally at the shipping point based on customary incoterms, or upon completion of the required services.

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

For the three and six months ended June 30, 2025 and 2024, materially all revenue was recognized based on transfer of service over time. In arrangements with cloud service providers, the cloud service provider is considered the customer and IonQ does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of June 30, 2025 and December 31, 2024, total capitalized costs were $2.3 million and $2.4 million, respectively. Amortization expense was $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2025 and 2024, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

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

Stock-based compensation cost for restricted stock units, performance-based restricted stock units, and restricted common stock is measured based on the fair value of the Company’s common stock on the grant date. The fair value of performance-based restricted stock units with a market condition is estimated on the date of grant using the Monte Carlo simulation model. The Monte Carlo simulation model requires the use of subjective assumptions, which determine the fair value of these awards, including price volatility, contractual term, discount rate, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the performance-based restricted stock awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. For awards with a performance-based vesting condition, including those with a market condition, the Company records stock-based compensation cost if it is probable that the performance conditions will be achieved. Stock-based compensation cost will be recognized if the performance condition is satisfied, even if the market condition is not met and the award does not vest. At each reporting period, the Company reassesses the probability of the achievement of the performance conditions and any change in expense resulting from an adjustment in the estimated shares to be released is treated as a cumulative catch-up in the period of the adjustment.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, investments, and trade accounts receivable. The Company maintains the majority of its cash, cash equivalents, restricted cash and investments with several high credit quality financial institutions. The Company’s deposits routinely exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three and six months ended June 30, 2025, the Company had two significant customers that accounted for 65% of total revenue and three significant customers that accounted for 73% of total revenue, respectively. For the three and six months ended June 30, 2024, the Company had two significant customers that accounted for 79% and 75% of total revenue, respectively.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2025	2024	2025	2024
Net loss	$(177,530)	$(37,561)	$(209,782)	$(77,153)
Less: Net loss attributable to noncontrolling interests	$692	$—	$692	$—
Net loss attributable to IonQ, Inc. common stockhholders for basic and diluted net loss per share	$(176,838)	$(37,561)	$(209,090)	$(77,153)
Denominator:
Weighted average shares used in computing net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	250,967,455	211,637,479	239,924,680	209,898,459
Net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	$(0.70)	$(0.18)	$(0.87)	$(0.37)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock options outstanding	12,641,470	19,712,354	14,008,600	20,232,744
Warrants to purchase common stock	543,152	8,301,202	543,152	8,301,202
Public warrants	1,882,881	5,228,253	1,933,737	5,228,253
Unvested restricted stock units	14,639,855	17,132,062	14,756,009	16,676,544
Unvested performance-based restricted stock units	2,041,639	1,918,817	1,974,135	1,974,671
Unvested restricted stock	1,517,169	—	762,776	—
Unvested early exercised stock options	138,965	331,546	163,038	355,618
Total	33,405,131	52,624,234	34,141,447	52,769,032

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

3. BUSINESS COMBINATIONS

2025 Acquisitions

During 2025, the Company completed three acquisitions, for which each of the purchase price allocations are based on preliminary information and subject to change. Upon completion of the final purchase price allocations, the final fair values of assets acquired and liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. The Company has estimated the preliminary fair values of assets acquired and liabilities assumed in each acquisition based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period.

The Company incurred approximately $15.8 million in transaction costs, which were primarily related to fees associated with financial and legal advisors, related to closed and pending acquisitions. Transactions costs were recorded in general and administrative expenses in the condensed consolidated statements of operations.

The Company has included the revenue and expenses of each acquisition in its condensed consolidated statements of operations from the date of acquisition.

ID Quantique SA

On April 30, 2025, the Company acquired a controlling stake in ID Quantique SA (“IDQ”) for approximately $118.9 million of total consideration (the “IDQ Acquisition"). The IDQ Acquisition was accounted for as a business combination. As of the acquisition date, the Company acquired approximately 86% of the outstanding shares of IDQ. A noncontrolling interest was recognized at fair value on the acquisition date, which was determined to be the noncontrolling interest's proportionate share of the acquirees' identifiable net assets. The acquisition supports the Company’s quantum networking capabilities by expanding its quantum networking expertise and technology portfolio, including quantum-safe communications and quantum detection systems.

The following table summarizes the components of the purchase consideration to acquire IDQ (in thousands):

Fair value of common stock issued(1)	$115,764
Fair value of equity awards(2)	3,153
Total purchase consideration	$118,917

(1)
Reflects 4,215,740 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 902,160 shares held in escrow. The escrow shares are expected to be released within 18 months after the close of the acquisition, subject to reductions for indemnities and working capital adjustments.
(2)
Reflects the conversion and issuance of certain equity awards, including stock options. Refer to Note 14 for further details on the Company’s share-based compensation awards, including awards issued in connection with acquisitions.

The following table summarizes the preliminary fair values of IDQ's assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$9,963
Accounts receivable	4,616
Prepaid expenses and other current assets	9,759
Property and equipment	978
Operating lease right-of-use assets	2,246
Intangible assets	42,751
Goodwill	84,608
Other noncurrent assets	972
Accounts payable	(2,223)
Accrued expenses and other current liabilities	(3,810)
Operating lease liabilities	(2,245)
Unearned revenue	(7,150)
Other noncurrent liabilities	(4,630)
Noncontrolling interest	(16,918)
Total fair value of net assets acquired	$118,917

The goodwill of $84.6 million is primarily attributable to increased offerings to customers and enhanced opportunities for growth and innovation. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $23.6 million in developed technology with an estimated useful life of 7 years, $8.5 million in non-compete agreements and $8.2 million in customer relationships, each with an estimate useful life of 2 years, and $2.4 million in trademarks with an estimated useful life of 5 years. Fair values of intangible assets were determined using income approaches, including the relief from royalty, and the cost approach.

IDQ's revenue since the acquisition date to June 30, 2025, included in the Company's condensed consolidated statements of operations was $3.0 million.

Lightsynq Technologies Inc.

On May 30, 2025, the Company acquired Lightsynq Technologies Inc. (“Lightsynq”) for approximately $306.8 million of total consideration (the “Lightsynq Acquisition"). The Lightsynq Acquisition was accounted for as a business combination. The acquisition supports the Company’s quantum computing and networking capabilities by expanding its quantum memory and photonic interconnects technology portfolio.

The following table summarizes the components of the purchase consideration to acquire Lightsynq (in thousands):

Cash	$100
Fair value of common stock issued(1)	250,127
Fair value of equity awards(2)	56,604
Total purchase consideration	$306,831

(1)
Reflects 6,200,474 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 646,986 shares held in escrow. The escrow shares are expected to be released within 12 months after the close of the acquisition, subject to reductions for indemnities and working capital adjustments.
(2)
Reflects the conversion and issuance of certain equity awards, including stock options. Refer to Note 14 for further details on the Company’s share-based compensation awards, including awards issued in connection with acquisitions.

The following table summarizes the preliminary fair values of Lightsynq's assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$16,854
Prepaid expenses and other current assets	123
Property and equipment	6,476
Intangible assets	61,200
Goodwill	242,260
Accounts payable	(161)
Accrued expenses and other current liabilities	(4,621)
Deferred tax liabilities	(15,300)
Total fair value of net assets acquired	$306,831

The goodwill of $242.3 million is primarily attributable to Lightsynq’s specialized assembled workforce and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $61.2 million in developed technology with an estimated useful life of 5 years. Fair values of intangible assets were preliminarily estimated using the cost approach.

Other Acquisitions

On June 9, 2025, the Company acquired a market intelligence business for total consideration of approximately $40.6 million, including $36.2 million of stock consideration and $4.4 million of contingent consideration. The stock consideration is comprised of 903,195 shares of the Company's common stock, of which, 47,750 shares are held in escrow and are expected to be released within 12 months after the close of the acquisition. The fair value of the contingent consideration was determined using a Monte Carlo simulation and is recorded within other noncurrent liabilities in the condensed consolidated balance sheets.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$1,950
Accounts receivable	559
Prepaid expenses and other current assets	41
Intangible assets	13,400
Goodwill	30,092
Accounts payable	(769)
Accrued expenses and other current liabilities	(117)
Unearned revenue	(997)
Deferred tax liabilities	(3,550)
Total fair value of net assets acquired	$40,609

The goodwill of $30.1 million is primarily attributable to expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $12.2 million in customer relationships and $1.2 million in trademarks, each with an estimated useful life of 7 years. Fair values of intangible assets were determined using a benchmarking approach based on comparable transactions with the acquired business' industry peer group.

Pro Forma Results of Operations

The following table summarizes the unaudited pro forma consolidated revenue as if each of the 2025 acquisitions had been completed on January 1, 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$23,002	$19,244	$36,922	$32,841

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations. Unaudited pro forma consolidated net loss as the impacts are not significant to our condensed consolidated financial statements.

2024 Acquisitions

Qubitekk Federal, LLC

On December 27, 2024, the Company acquired Qubitekk Federal, LLC (“Qubitekk”) for total consideration of approximately $22.1 million of cash consideration, of which $15.5 million was paid at closing, with the remainder to be paid over the eighteen months following the acquisition date, subject to reductions for indemnities, working capital adjustments, and certain other conditions that existed at the acquisition date. The holdback liabilities are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The acquisition supports the Company’s quantum networking capabilities by expanding its quantum networking expertise and technology portfolio. The Company incurred approximately $1.5 million in acquisition costs, which were primarily related to fees associated with financial and legal advisors and were recorded in general and administrative expenses in the condensed consolidated statements of operations for the year ended December 31, 2024.

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

	Preliminary Fair Value	Measurement Period Adjustments	Updated Preliminary Fair Value
Accounts receivable	$400	$(24)	$376
Prepaid expenses and other current assets	531	340	871
Intangible assets	11,900	(1,050)	10,850
Goodwill	9,220	759	9,979
Other noncurrent assets	3	—	3
Unearned revenue	—	(25)	(25)
Total fair value of net assets acquired	$22,054	$—	$22,054

The goodwill of $10.0 million is primarily attributable to Qubitekk's specialized assembled workforce and expected future synergies from combining operations. The Company expects the goodwill from this acquisition will be deductible for income tax purposes. Identifiable intangibles recognized consist of $5.9 million in customer relationships, $4.0 million in developed technology, $0.8 million in trademarks, each with estimated useful lives of 5 years, and $0.2 million in backlog with an estimated useful life of 1 year. Fair values of intangible assets were determined using income approaches, include the relief from royalty and multi-period excess earnings methods.

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

4. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of June 30, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$143,512	$—	$—	$143,512	$33,204	$—	$—	$33,204
Corporate notes and bonds	3,460	7	—	3,467	45,823	22	(53)	45,792
US government and agency	513,303	154	(238)	513,219	287,084	319	(118)	287,285
Total cash, cash equivalents, restricted cash and investments	$660,275	$161	$(238)	$660,198	$366,111	$341	$(171)	$366,281

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
US government and agency	$361,711	$(236)	$3,984	$(2)	$365,695	$(238)
Total	$361,711	$(236)	$3,984	$(2)	$365,695	$(238)

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Corporate notes and bonds	$—	$—	$24,396	$(53)	$24,396	$(53)
US government and agency	67,600	(111)	3,987	(7)	71,587	(118)
Total	$67,600	$(111)	$28,383	$(60)	$95,983	$(171)

The Company did not have any allowance for credit losses as of either June 30, 2025 or December 31, 2024. The Company neither intends to nor believes that it is more likely than not that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash and investments in available-for-sale securities as of June 30, 2025, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$140,582	$2,930	$143,512
Corporate notes and bonds	3,467	—	3,467
US government and agency	403,317	109,902	513,219
Total	$547,366	$112,832	$660,198

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$143,512	$—	$—	$143,512
Total cash, cash equivalents and restricted cash	$143,512	$—	$—	$143,512
Short-term investments:
Corporate notes and bonds	—	3,467	—	3,467
US government and agency	—	403,317	—	403,317
Total short-term investments	$—	$406,784	$—	$406,784
Long-term investments:
US government and agency	—	109,902	—	109,902
Total long-term investments	$—	$109,902	$—	$109,902
Total assets	$143,512	$516,686	$—	$660,198
Liabilities
Public warrants	$58,042	$—	$—	$58,042

	Fair Value Measured as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$33,204	$—	$—	$33,204
US government and agency	—	23,636	—	23,636
Total cash, cash equivalents and restricted cash	$33,204	$23,636	$—	$56,840
Short-term investments:
Corporate notes and bonds	—	43,868	—	43,868
US government and agency	—	242,028	—	242,028
Total short-term investments	$—	$285,896	$—	$285,896
Long-term investments:
Corporate notes and bonds	—	1,924	—	1,924
US government and agency	—	21,621	—	21,621
Total long-term investments	$—	$23,545	$—	$23,545
Total assets	$33,204	$333,077	$—	$366,281
Liabilities
Public warrants	$70,688	$—	$—	$70,688

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company's letters of credit and corporate credit cards.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the current period. On June 30, 2025, the closing trading price of the public warrants was $31.64 per warrant.

Privately-Held Securities

During the second quarter, the Company entered into a subscription agreement (“Investment Agreement”) to purchase $20.0 million of convertible debt securities of a privately-held entity (“Investee”). As of June 30, 2025, the total amount of privately-held securities included in other noncurrent assets on the condensed consolidated balance sheet was $20.0 million. The Company did not record any adjustments or impairments for the privately-held securities held as of June 30, 2025. The fair value of convertible debt securities is based on unobservable inputs and is classified as Level 3 in the hierarchy.

In connection with the Investment Agreement, the Investee and the Company entered into a commercial contract for access to the Company’s products and services. The Company assessed the commercial contract under the guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of the arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under the contract. Based on its assessment, the Company concluded the commercial contract is within the scope of ASC 606 and the Company will apply the principles within ASC 606 to measure and recognize revenue. During the three and six months ended June 30, 2025, no revenue was recognized from the commercial contract.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Quantum computing systems	$40,968	$38,374
Leasehold improvements	20,505	17,921
Machinery, equipment, furniture and fixtures	26,497	16,683
Computer equipment and acquired computer software	7,887	7,395
Gross property and equipment	95,857	80,373
Less: accumulated depreciation	(37,299)	(27,612)
Total property and equipment, net	$58,558	$52,761

Depreciation expense for the three months ended June 30, 2025 and 2024, was $5.2 million and $2.9 million, respectively. Depreciation expense for the six months ended June 30, 2025 and 2024, was $9.6 million and $5.6 million, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets, net is composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Developed technology	$89,960	$4,293
Internal-use software	24,710	21,301
Customer relationships	26,627	7,700
Non-compete agreements	8,778	—
Patents	7,345	7,112
Trademark	4,686	377
Website and other	376	227
Gross intangible assets	162,482	41,010
Less: accumulated amortization	(19,241)	(11,541)
Total intangible assets, net	$143,241	$29,469

Amortization expense for the three months ended June 30, 2025 and 2024, was $5.4 million and $1.4 million, respectively. Amortization expense for the six months ended June 30, 2025 and 2024, was $7.6 million and $2.6 million, respectively.

8. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Materials and supplies, net	$25,766	$18,658
Inventories, net	8,715	—
Prepaid expenses	5,809	4,890
Accrued interest receivable	3,777	2,221
Other current assets	15,855	2,556
Total prepaid expenses and other current assets	$59,922	$28,325

Accrued expenses and other current liabilities are composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued salaries and other payroll liabilities	$17,046	$10,368
Accrued professional services	19,210	936
Acquisition holdback liabilities	6,600	3,300
Accrued equipment and services liabilities for research and development	1,313	534
Accrued expenses—other	5,021	1,286
Total accrued expenses and other current liabilities	$49,190	$16,424

Other noncurrent liabilities are composed of the following (in thousands):

	June 30,	December 31,
	2025	2024
Defined benefit pension obligation	$4,813	$—
Contingent consideration	4,427	—
Deferred tax liabilities	3,551	—
Other noncurrent liabilities	188	3,394
Total other noncurrent liabilities	$12,979	$3,394

9. INVENTORIES, NET

Inventories, net is composed of the following (in thousands):

June 30,
2025
Raw materials	$6,485
Work-in-process	508
Finished goods	1,722
Total inventories, net	$8,715

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

Stockholder Lawsuit

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Oral argument in the Fourth Circuit occurred on January 31, 2025. On April 8, 2025, the Fourth Circuit held for the IonQ Defendants in a published opinion. As of July 7, 2025, the deadline for plaintiffs to file an appeal with the United States Supreme Court lapsed, and there are no other avenues for plaintiffs to appeal, which means that the Fourth Circuit’s decision upholding the trial court's dismissal with prejudice stands. This case is now considered closed.

11. WARRANTS

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

As part of the Business Combination, the Company assumed 7,500,000 public warrants on September 30, 2021. As of June 30, 2025, there were 1,834,462 public warrants to purchase common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The public warrants are classified as liabilities and remeasured at each reporting period. No public warrants have been redeemed by the Company as of June 30, 2025.

12. AT-THE-MARKET OFFERING

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

During the six months ended June 30, 2025, the Company sold a total of 16,038,460 shares of common stock through the 2025 ATM Offering Program for an aggregate purchase prices of $358.3 million, net of issuance costs of $14.3 million.

13. REVENUE

Disaggregated Revenue

The Company's revenues disaggregated by revenue source is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Quantum computing and networking hardware	$14,066	$7,338	$17,130	$10,956
Platform, consulting and support services	6,628	4,043	11,130	8,007
Total revenue	$20,694	$11,381	$28,260	$18,963

The Company's revenues disaggregated by customer location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$15,990	$10,953	$21,279	$18,015
International	4,704	428	6,981	948
Total revenue	$20,694	$11,381	$28,260	$18,963

Remaining Performance Obligations

As of June 30, 2025, approximately $122.3 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 50% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

The following table summarizes the changes in unearned revenue for the six months ended June 30, 2025 (in thousands):

Total
Balance as of December 31, 2024	$10,678
Revenue recognized	(8,514)
New deferrals, net	17,332
Balance as of June 30, 2025	$19,496

14. STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company has a 2015 Equity Incentive Plan (the “2015 Plan”), which provided for the grant of share-based compensation to certain officers, directors, employees, consultants, and advisors. Upon the closing of the Business Combination, no further awards were made pursuant to the 2015 Plan and all outstanding Legacy IonQ stock options under the 2015 Plan were assumed by the Company. Such stock options granted under the 2015 Plan will continue to be governed by the terms of the 2015 Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire. For awards granted under the 2015 Plan, vesting generally occurs over four to five years from the date of grant.

In August 2021, the Company’s board of directors adopted the 2021 Equity Incentive Plan (the “2021 Plan”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, through and including January 1, 2031, by 5% of the Fully Diluted Common Stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2025, the number of shares reserved for issuance under the 2021

Plan increased by 14,532,010. For awards granted under the 2021 Plan, vesting terms range from less than one year to four years from the date of grant. As of June 30, 2025, the Company had 31,633,456 shares available for grant under the 2021 Plan.

In May 2025, in connection with the Lightsynq Acquisition, the Company assumed the Lightsynq Technologies Inc. 2024 Equity Incentive Plan (the “Lightsynq Plan”). Upon closing of the Lightsynq Acquisition, no further awards were made pursuant to the Lightsynq Plan and certain outstanding Lightsynq stock options under the Lightsynq Plan were assumed by the Company. Such stock options granted under the Lightsynq Plan will continue to be governed by the terms of the Lightsynq Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire. For awards granted under the Lightsynq Plan, vesting generally occurs over four years from the date of grant. As of June 30, 2025, the Company had no shares available for grant under the Lightsynq Plan.

Under each equity incentive plan, all options granted have a contractual term of 10 years.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.07%	—%	4.07%	4.31%
Expected term (in years)	5.89	—	5.89	6.00
Expected volatility	86.79%	—%	86.79%	79.33%
Dividend yield	—%	—%	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	16,687,129	$2.40
Replacement awards(1)	1,747,622	4.36
Exercised	(9,840,128)	0.82
Cancelled/ Forfeited	(430,422)	2.67
Outstanding as of June 30, 2025	8,164,201	$4.71	6.73	$312.36
Exercisable as of June 30, 2025	5,100,886	$5.64	5.90	$190.41
Exercisable and expected to vest as of June 30, 2025	8,164,201	$4.71	6.73	$312.36

(1)
In connection with the acquisitions, the Company converted certain outstanding stock options of the acquirees into stock options to acquire common stock of the Company, for which $11.3 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration.

Early Exercised Stock Options

As of June 30, 2025 and December 31, 2024, there were 114,894 and 211,184 shares, respectively, subject to repurchase related to stock options early exercised and unvested. As of June 30, 2025 and December 31, 2024, the Company recorded a liability related to these shares subject to repurchase in the amount of $0.3 million and $0.4 million, respectively, in its condensed consolidated balance sheets.

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	14,509,717	$9.54
Granted	3,501,008	33.17
Vested	(3,687,075)	11.59
Forfeited	(665,365)	10.15
Outstanding as of June 30, 2025	13,658,285	$15.00	2.42
Expected to vest after June 30, 2025	13,658,285	$15.00	2.42

During the six months ended June 30, 2025 and 2024, the Company released 206,316 and 1,064,518 RSUs, respectively, related to the settlement of an accrued bonus liability.

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

The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable of vesting as of June 30, 2025.

For the portion of the PSUs subject to the stock price hurdle, the fair value was determined using a Monte Carlo simulation model. The Monte Carlo simulation model requires estimates of subjective assumptions, which affect the fair value of each PSU. The assumptions used to estimate the fair value of PSUs subject to the stock price hurdle are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk-free interest rate	3.68%	4.86%	3.79%	4.86%
Contractual term (in years)	1.67	2.69	1.72	2.69
Expected volatility	102.50%	85.00%	104.32%	85.00%
Dividend yield	—%	—%	—%	—%

The PSU activity is summarized in the following table, based on awards at target:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	3,972,257	$16.17
Granted	1,250,428	29.98
Vested	(60,175)	18.03
Forfeited	(73,548)	18.03
Outstanding as of June 30, 2025	5,088,962	$19.52	1.85
Expected to vest after June 30, 2025(1)	11,256,485	$17.01	1.74

(1)
Represents the number of PSUs expected to vest, which may exceed the target number of shares, based on the Company's probability assessment of expected performance during the performance period.

Restricted Stock

The restricted stock activity is summarized in the following table:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	—	$—
Replacement awards(1)	6,176,959	40.34
Vested	(1,879,691)	40.34
Outstanding as of June 30, 2025	4,297,268	40.34	4.74
Expected to vest after June 30, 2025	4,297,268	$40.34	4.74

(1)
In connection with the acquisitions, the Company converted certain outstanding restricted stock of the acquirees into restricted stock of the Company, for which $48.1 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration.

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs, PSUs, and restricted stock which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,815	$1,055	$2,878	$2,060
Research and development	76,234	11,567	93,626	23,933
Sales and marketing	5,572	2,453	9,928	5,228
General and administrative	15,547	5,904	25,989	11,819
Stock-based compensation, net of amounts capitalized	99,168	20,979	132,421	43,040
Capitalized stock-based compensation—Property and equipment, net and Intangible assets, net	1,090	1,148	2,003	2,746
Total stock-based compensation	$100,258	$22,127	$134,424	$45,786

Unrecognized Stock-Based Compensation

A summary of the Company's remaining unrecognized compensation expense and the weighted-average remaining amortization period as of June 30, 2025, related to its non-vested RSUs, PSUs, restricted stock, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$193.0	2.8
Performance-based restricted stock units	116.2	1.8
Restricted stock	148.1	4.7
Stock options	55.9	3.0

15. INCOME TAXES

An income tax benefit of $15.3 million was recognized for the three and six months ended June 30, 2025, resulting from a partial release of U.S. federal and state valuation allowances, which was recorded as a discrete item in the second quarter due to the deferred tax liabilities related to identifiable intangibles from the Lightsynq Acquisition. Income tax expense, due to the Company's international operations, was less than $0.1 million for the three and six months ended June 30, 2024. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a valuation allowance against deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets as of June 30, 2025, and December 31, 2024. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. This legislation contains a broad range of tax reform provisions affecting businesses. The Company is assessing the legislation and its effect on the consolidated financial statements.

16. LEASES

The Company has operating leases for its various facilities. As of June 30, 2025 and December 31, 2024, the Company's weighted-average remaining lease term was 4.4 years and 5.2 years, respectively. As of June 30, 2025 and December 31, 2024, the weighted-average discount rate was 7.8% and 8.2%, respectively.

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost(1)
Fixed lease cost	$989	$620	$1,659	$1,174
Short-term cost	147	35	231	80
Total operating lease cost	$1,136	$655	$1,890	$1,254

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$176	$60	$265	$123
Research and development	686	403	1,179	737
Sales and marketing	147	35	235	56
General and administrative	127	157	211	338
Total operating lease cost	$1,136	$655	$1,890	$1,254

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash payments (receipts) included in the measurement of operating lease liabilities, net of lease incentives	$742	$226	$1,543	$(2,097)

As of June 30, 2025, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2025	$2,984
2026	5,498
2027	4,411
2028	4,479
2029	3,983
Thereafter	1,510
Total lease payments	$22,865
Less: imputed interest	(3,600)
Present value of operating lease liabilities	$19,265

17. SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$20,694	$11,381	$28,260	$18,963
Less:
Operating costs and expenses excluding stock-based compensation:
Cost of revenue (excluding depreciation and amortization)	6,512	4,568	9,764	6,977
Research and development	27,125	19,637	49,686	39,639
Sales and marketing	5,305	3,684	9,559	7,610
General and administrative	32,560	7,149	45,924	15,254
Stock-based compensation	99,168	20,979	132,421	43,040
Depreciation and amortization	10,616	4,305	17,177	8,260
Other segment items:
(Gain) loss on change in fair value of warrant liabilities	39,577	(6,639)	1,083	(15,266)
Interest income, net	(7,138)	(4,801)	(12,032)	(9,600)
Other (income) expense, net	(232)	45	(283)	179
Income tax (benefit) expense	(15,269)	15	(15,257)	23
Net loss	$(177,530)	$(37,561)	$(209,782)	$(77,153)

18. SUBSEQUENT EVENTS

In July 2025, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, providing for the offer and sale of 14,165,708 shares of the Company's common stock, par value $0.0001 per share, at a price of $55.49 per share, 3,855,557 pre-funded warrants to purchase an aggregate of 3,855,557 shares of common stock at a price to the public of $55.49 less the pre-funded warrant exercise price, and 36,042,530 Series A warrants to purchase 36,042,530 shares of the Company's common stock at no additional consideration. The offering closed on July 9, 2025, for aggregate proceeds of $980.0 million, net of certain issuance costs.

On July 11, 2025, the Company completed the acquisition of Capella Space Corporation, an American space technology company with synthetic aperture radar and satellite solutions for government and commercial applications, for 7,401,396 shares of common stock, subject to customary post-closing adjustments. Due to the limited time between the acquisition date and the Company's filing of this Quarterly Report on Form 10-Q, the initial accounting for the business combination is incomplete and the Company is not yet able to disclose the preliminary amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed.

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

We supplement our offerings with professional services focused on assisting our customers in applying quantum computing and networking to their businesses. We also sell and expect to sell full quantum computing systems to customers, either over the cloud or for local access. We also offer quantum networking products which offer customers secure communication networks and enable networked quantum computing.

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems and networks. Our net losses attributable to IonQ, Inc. were $209.1 million and $77.2 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $892.8 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

Business and Technical Highlights

●
We announced the signing of a Memorandum of Understanding with KISTI to accelerate South Korea's role in the global quantum race, collaborating in four key areas: advanced infrastructure access, education, talent and knowledge exchange, and efforts to expand the quantum ecosystem.
●
We announced AI-focused collaboration with AIST in Japan through a Memorandum of Understanding, paving the way for joint R&D, workforce development initiatives, and access to IonQ Forte-class quantum computers to accelerate real-world quantum-AI applications.

●
We announced a partnership with Sweden's Einride to pioneer quantum-enhanced optimization for the global freight industry, collaborating to create quantum solutions for fleet routing, logistics optimization, and supply chain management.
●
We announced expansion across APAC through a strategic collaboration with Australian company Emergence Quantum, advancing our global expansion roadmap while strengthening Australia's quantum capabilities, with the Emergence Quantum team bringing decades of experience in trapped ion technology.
●
We backed landmark Texas Quantum Initiative, working with state leaders to position Texas as a U.S. quantum hub through policy support, investment incentives, and expanded opportunities in quantum computing, networking, and sensing technologies.
●
We secured a landmark $22 million deal with utility leader EPB to create America's first commercial quantum hub, demonstrating significant commercial traction and strategic expansion into the critical energy infrastructure market.
●
We announced a 20x speed-up of quantum-accelerated drug development applications with AstraZeneca, AWS, and NVIDIA, in the largest demonstration of its kind, combining leading hardware, platforms, and techniques, marking a significant step toward more efficient pharmaceutical production through hybrid quantum-classical workflows.
●
We announced that we and the University of Washington together achieved the first known quantum computer simulation of a process tied to the universe’s matter–antimatter imbalance, modeling nuclear dynamics on unprecedented yoctosecond time-scales (10⁻²⁴ seconds) and potentially opening new frontiers in fundamental physics research.
●
We announced that we developed a hybrid quantum computing approach with Oak Ridge National Laboratory to drive power grid efficiencies and meet electricity demand at minimal cost.
●
We announced an agreement to acquire Oxford Ionics, creating the world’s most advanced quantum computing roadmap when combined with ours. The combination promises 10,000 physical qubits with logical fidelities of 99.99999% by 2027 and 2 million physical qubits by 2030.
●
We announced the completion of our acquisition of Capella, facilitating its development of a space-based QKD network and the foundation of the quantum internet with the integration of Capella’s satellite infrastructure.
●
We completed a $1.0 billion equity offering, including shares and warrants, to strengthen our balance sheet to approximately $1.6 billion in pro-forma cash, for continued innovation and growth.

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

Impact of the Macroeconomic Climate on Our Business

Inflationary factors, interest rates and overhead costs may adversely affect our operating results. High interest and inflation rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. These inflationary effects may be exacerbated by new tariffs and evolving trade policy. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the future on our operating costs, including due to supply chain constraints, consequences associated with bank failures, trade wars and the effect of recently heightened, scheduled, and threatened tariffs by the U.S. or its trading partners, geopolitical tensions in and around Ukraine, Israel and other areas of the world, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Key Components of Results of Operations

Revenue

We derive revenue from contracts associated with the design, development, construction and sale of specialized quantum computing hardware together with related maintenance and support, from the sale of quantum networking products together with related services and maintenance, from contracts providing access to QCaaS, and from consulting services related to co-developing algorithms on quantum computing systems. In arrangements with the cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users.

Certain of our contracts contain multiple performance obligations, most commonly in contracts for the sale of specialized quantum computing hardware together with related maintenance and support and the sale of quantum networking products together with related services and maintenance. Certain contracts may also include access to our QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring us to estimate the standalone selling price. We estimate the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, we take into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin.

Performance obligations are satisfied over time if the customer receives the benefits as we perform the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. For performance obligations related to specialized quantum computing hardware and consulting services, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. We apply judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For performance obligations related to quantum networking products and related services, revenue is recognized at the point in time when control passes to the customer, which is generally at the shipping point based on customary incoterms, or upon completion of the required services.

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

Operating Costs and Expenses

Cost of revenue

Cost of revenue primarily consists of expenses related to construction of specialized quantum computing and networking hardware and delivery of our services, including personnel-related expenses, hardware costs, allocated overhead costs for customer facing functions, and costs associated with maintaining our in-service quantum computing systems to ensure proper calibration as well as costs incurred for maintaining the cloud on which the QCaaS resides. Cost of revenue also includes product costs for quantum networking hardware. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems and related software.

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

Income tax benefit (expense)

Income tax benefit (expense) consists of income tax benefits related to discrete deferred tax items and income tax expense related to foreign jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$20,694	$11,381	$28,260	$18,963
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	8,327	5,623	12,642	9,037
Research and development(1)	103,359	31,204	143,312	63,572
Sales and marketing(1)	10,877	6,137	19,487	12,838
General and administrative(1)	48,107	13,053	71,913	27,073
Depreciation and amortization	10,616	4,305	17,177	8,260
Total operating costs and expenses	181,286	60,322	264,531	120,780
Loss from operations	(160,592)	(48,941)	(236,271)	(101,817)
Gain (loss) on change in fair value of warrant liabilities	(39,577)	6,639	(1,083)	15,266
Interest income, net	7,138	4,801	12,032	9,600
Other income (expense), net	232	(45)	283	(179)
Loss before income tax expense	(192,799)	(37,546)	(225,039)	(77,130)
Income tax benefit (expense)	15,269	(15)	15,257	(23)
Net loss	$(177,530)	$(37,561)	$(209,782)	$(77,153)
Net loss attributable to noncontrolling interests	(692)	—	(692)	—
Net loss attributable to IonQ, Inc.	$(176,838)	$(37,561)	$(209,090)	$(77,153)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of revenue	$1,815	$1,055	$2,878	$2,060
Research and development	76,234	11,567	93,626	23,933
Sales and marketing	5,572	2,453	9,928	5,228
General and administrative	15,547	5,904	25,989	11,819

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Revenue	$20,694	$11,381	$9,313	82%

Revenue increased by $9.3 million, or 82%, to $20.7 million for the three months ended June 30, 2025, from $11.4 million for the three months ended June 30, 2024. The increase was primarily driven by progress on arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Cost of revenue

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$8,327	$5,623	$2,704	48%

Cost of revenue increased by $2.7 million, or 48%, to $8.3 million for the three months ended June 30, 2025, from $5.6 million for the three months ended June 30, 2024. The increase was driven primarily by an increase in labor costs to service contracts for the three months ended June 30, 2025, as well as an increase in materials costs related to quantum networking products.

Research and development

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Research and development	$103,359	$31,204	$72,155	231%

Research and development expense increased by $72.2 million, or 231%, to $103.4 million for the three months ended June 30, 2025, from $31.2 million for the three months ended June 30, 2024. The increase was primarily driven by an increase of $70.7 million in payroll-related expenses, including an increase in stock-based compensation of $64.7 million, as a result of increased headcount and new equity grants, including the replacement awards issued in connection with acquisitions.

Sales and marketing

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Sales and marketing	$10,877	$6,137	$4,740	77%

Sales and marketing expense increased by $4.7 million, or 77%, to $10.9 million for the three months ended June 30, 2025, from $6.1 million for the three months ended June 30, 2024. The increase was primarily driven by an increase of $3.8 million of payroll-related expenses, including an increase in stock-based compensation of $3.1 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives.

General and administrative

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
General and administrative	$48,107	$13,053	$35,054	269%

General and administrative expenses increased by $35.1 million, or 269%, to $48.1 million for the three months ended June 30, 2025, from $13.1 million for the three months ended June 30, 2024. The increase was primarily driven by an increase of $14.7 million of payroll-related expenses, including an increase in stock-based compensation of $9.7 million, as a result of increased headcount and new equity grants, and an increase of $19.6 million in professional service fees and allocated overhead costs, including $14.1 million in transaction costs.

Depreciation and amortization

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Depreciation and amortization	$10,616	$4,305	$6,311	147%

Depreciation and amortization expenses increased by $6.3 million, or 147%, to $10.6 million for the three months ended June 30, 2025, from $4.3 million for the three months ended June 30, 2024. The increase was primarily driven by an increase of $3.8 million in amortization expense associated with acquired intangible assets, and increases of $1.2 million and $1.1 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively.

Gain (loss) on change in fair value of warrant liabilities

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$(39,577)	$6,639	$(46,216)	(696)%

The gain (loss) on change in fair value of warrant liabilities decreased by $46.2 million, or 696%, to a loss of $39.6 million for the three months ended June 30, 2025, from a gain of $6.6 million for the three months ended June 30, 2024. The decrease was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Interest income, net	$7,138	$4,801	$2,337	49%

Interest income, net increased by $2.3 million, or 49%, to $7.1 million for the three months ended June 30, 2025, from $4.8 million for the three months ended June 30, 2024. The increase was primarily driven by an increase in the available-for-sale investments balance.

Income tax benefit (expense)

	Three Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Income tax benefit (expense)	$15,269	$(15)	$15,284	NM

NM—Not Meaningful

Income tax benefit (expense) increased by $15.3 million to a benefit of $15.3 million for the three months ended June 30, 2025, from an expense of less than $0.1 million for the three months ended June 30, 2024. The increase was primarily driven by a partial release of U.S. federal and state valuation allowances.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Revenue	$28,260	$18,963	$9,297	49%

Revenue increased by $9.3 million, or 49%, to $28.3 million for the six months ended June 30, 2025, from $19.0 million for the six months ended June 30, 2025. The increase was primarily driven by progress on arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Cost of revenue

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$12,642	$9,037	$3,605	40%

Cost of revenue increased by $3.6 million, or 40%, to $12.6 million for the six months ended June 30, 2025, from $9.0 million for the six months ended June 30, 2024. The increase was driven primarily by an increase in labor costs to service contracts for the six months ended June 30, 2025, as well as an increase materials costs related to quantum networking products.

Research and development

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Research and development	$143,312	$63,572	$79,740	125%

Research and development expense increased by $79.7 million, or 125%, to $143.3 million for the six months ended June 30, 2025, from $63.6 million for the six months ended June 30, 2024. The increase was primarily driven by an increase of $80.8 million in payroll-related expenses, including an increase in stock-based compensation of $69.7 million, as a result of increased headcount and new equity grants, including the replacement awards issued in connection with acquisitions, offset by a decrease of $3.8 million in materials, supplies and equipment costs.

Sales and marketing

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Sales and marketing	$19,487	$12,838	$6,649	52%

Sales and marketing expense increased by $6.6 million, or 52%, to $19.5 million for the six months ended June 30, 2025, from $12.8 million for the six months ended June 30, 2024. The increase was primarily driven by an increase of $6.0 million of payroll-related expenses, including an increase in stock-based compensation of $4.7 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives.

General and administrative

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
General and administrative	$71,913	$27,073	$44,840	166%

General and administrative expenses increased by $44.8 million, or 166%, to $71.9 million for the six months ended June 30, 2025, from $27.1 million for the six months ended June 30, 2024. The increase was primarily driven by an increase of $21.9 million of payroll-related expenses, including an increase in stock-based compensation of $14.2 million, as well as an increase of $22.1 million in professional service fees and allocated overhead costs, including $15.8 million in transaction costs.

Depreciation and amortization

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Depreciation and amortization	$17,177	$8,260	$8,917	108%

Depreciation and amortization expenses increased by $8.9 million, or 108%, to $17.2 million for the six months ended June 30, 2025, from $8.3 million for the six months ended June 30, 2024. The increase was primarily driven by an increase $4.2 million in amortization expense associated with acquired intangible assets, and increases of $2.2 million and $1.8 million in depreciation expense associated with capitalized quantum computing system costs and other property and equipment, respectively.

Gain (loss) on change in fair value of warrant liabilities

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$(1,083)	$15,266	$(16,349)	(107)%

The gain (loss) on change in fair value of warrant liabilities decreased by $16.3 million, or 107%, to a loss of $1.1 million for the six months ended June 30, 2025, from a gain of $15.3 million for the six months ended June 30, 2024. The decrease was due to mark-to-market adjustments based on changes in the trading price for our public warrants.

Interest income, net

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Interest income, net	$12,032	$9,600	$2,432	25%

Interest income, net increased by $2.4 million, or 25%, to $12.0 million for the six months ended June 30, 2025, from $9.6 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in the available-for-sale investments balance.

Income tax benefit (expense)

	Six Months Ended June 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Income tax benefit (expense)	$15,257	$(23)	$15,280	NM

NM—Not Meaningful

Income tax benefit (expense) increased by $15.3 million to a benefit of $15.3 million for the six months ended June 30, 2025, from an expense of less than $0.1 million for the six months ended June 30, 2024. The increase was primarily driven by a partial release of U.S. federal and state valuation allowances.

Liquidity and Capital Resources

As of June 30, 2025, we had cash, cash equivalents and available-for-sale securities of $656.8 million. Excluded from our available liquidity is $3.4 million of restricted cash, which is primarily recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of June 30, 2025, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents and investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. In July 2025, we completed an equity offering to raise additional capital. Refer to Note 18 for further details. We have incurred significant losses since our inception and as of June 30, 2025, we had an accumulated deficit of $892.8 million. During the six months ended June 30, 2025, we incurred net losses of $209.1 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our primary uses of cash and investments are to fund our operations as we continue to grow our business and our investing activities, including capital expenditures, potential acquisitions, and strategic investments. We require a significant amount of cash for expenditures as we invest in ongoing research and development and commercialization of our products. Until such time as we can generate significant revenue from commercializing our quantum computing technology, if ever, we expect to finance our liquidity needs through our cash, cash equivalents and investments, as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our quantum computing and networking technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing and networking development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.” In July 2025, we completed an equity offering to raise additional capital. Refer to Note 18 for further details.

Our material contractual commitments as of June 30, 2025, primarily relate to operating lease commitments. As of June 30, 2025, we have total operating lease obligations of $22.9 million, with $5.9 million payable within 12 months. Other than operating lease commitments, cash requirements for the next 12 months are expected to consist primarily of operating expenses and continued investment in our quantum computers and technology.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(85,599)	$(47,044)
Net cash provided by (used in) investing activities	(200,977)	51,824
Net cash provided by (used in) financing activities	372,857	1,326

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

Net cash used in operating activities during the six months ended June 30, 2025, was $85.6 million, resulting primarily from a net loss of $209.8 million, adjusted for non-cash activity, primarily related to stock-based compensation, depreciation and amortization, deferred income taxes, the loss recorded as a result of mark-to-market activity for our public warrants, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased compensation costs and costs for materials and supplies to support the production of quantum computing systems, customer contracts, and other research and development activities.

Net cash used in operating activities during the six months ended June 30, 2024, was $47.0 million, resulting primarily from a net loss of $77.2 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our public warrants, stock-based compensation and other working capital activities.

Cash flows from investing activities

Net cash used in investing activities during the six months ended June 30, 2025, was $201.0 million, primarily resulting from purchases of available-for-sale securities of $435.1 million, offset by cash received from maturities of available-for-sale securities of $211.2 million and from businesses acquired of $28.7 million.

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

Cash flows from financing activities

Net cash provided by financing activities during the six months ended June 30, 2025, was $372.9 million, primarily resulting from proceeds from the 2025 ATM Offering Program, stock options exercised, and warrants exercised.

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

There have been no material changes to our critical accounting estimates from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, except as set forth below:

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. The determination of fair values of identifiable assets and liabilities requires estimates and the use of valuation techniques when fair value is not readily available and requires a significant amount of management judgment.

Determining the fair value of assets acquired and liabilities assumed requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates, and selection of comparable companies. The resulting fair values and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

These estimates are inherently uncertain as they pertain to forward-looking views of our business and market conditions. Changes in these estimates can have a significant impact on the determination of fair values of identifiable intangible assets acquired, which could result in material changes to reported intangible assets, goodwill, and amortization expense.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Oral argument in the Fourth Circuit occurred on January 31, 2025. On April 8, 2025, the Fourth Circuit held for the IonQ Defendants in a published opinion. As of July 7, 2025, the deadline for plaintiffs to file an appeal with the United States Supreme Court lapsed, and there are no other avenues for plaintiffs to appeal, which means that the Fourth Circuit’s decision upholding the trial court's dismissal with prejudice stands. This case is now considered closed.

Please refer to Note 10, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further details on current legal proceedings.

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
•
Acquisitions and other strategic transactions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized.
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

As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our ability to generate revenues will largely be dependent on our ability to develop and produce quantum computers with increasing numbers of qubits and to connect those quantum computers via quantum networks. As a result, our scalable business model has not been formed and it is possible that our latest technical roadmap will not be realized as quickly as expected, or even at all. The development of our scalable business model will likely require the incurrence of a substantially higher level of costs than incurred to date, while our revenues will not substantially increase until more powerful, scalable computers are produced, which requires a number of technological advancements that may not occur on the currently anticipated timetable or at all. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our service offerings, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the overall market, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

We have historically experienced net losses from operations. For the three months ended June 30, 2025, we incurred a loss from operations of $160.6 million. As of June 30, 2025, we had an accumulated deficit of $892.8 million. We believe that we will continue to incur losses each year until at least the time we begin significant production and delivery of our quantum computers. Even with significant production, such production may never become profitable.

We expect to continue to incur operating losses for the near future as we, among other things, continue to incur significant expenses in connection with the design, development and construction of our quantum computers, and as we expand our research and development activities, invest in manufacturing capabilities, build up inventories of components for our quantum computers, increase our sales and marketing activities, develop our distribution infrastructure, and increase our general and administrative functions to support our growing operations and costs of being a public company. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. Further, we have recently acquired companies, or entered into agreements to acquire companies, that have operating losses, which could result in additional losses, and our expected integration related expenses for those acquired companies could increase our losses. If we are unable to achieve and/or sustain profitability, or if we are unable to achieve the growth that we expect from these investments, it could have a material adverse effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.

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
•
expand manufacturing, supply chain and distribution capacity, including foundry capacity;
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

If we fail to manage growth effectively, we may not be able to meet the benchmarks in our latest technical roadmap, and our business, results of operations and financial condition could be harmed. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. We have recently acquired companies, or entered into agreements to acquire companies, that could place additional strain on our management, operational and financial resources. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support them. In addition, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

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

Market opportunity estimates, growth forecasts and data analytics, including those we have generated, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. In addition, alternatives to quantum computing may present themselves, which could substantially reduce the market for quantum computing services. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with quantum computing solutions.

The methodology, assumptions and data analytics used to estimate industry size market opportunities and analyze the quantum industry may differ materially from the methodologies, assumptions and analyses previously used to estimate the total addressable market. To estimate the size of our market opportunities and our growth rates, as well as to forecast the size of the quantum industry and analyze the quantum industry more broadly, we have relied on market reports by leading research and consulting firms. These estimates of the total addressable market, growth forecasts and industry forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Advances in classical computing may prove more robust for longer than currently anticipated. This could adversely affect the timing of any quantum advantage being achieved, if at all.

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

Our net operating loss carryforwards and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including changes in connection with our Business Combination with dMY or other transactions, such as issuances of our stock as consideration to acquire other companies. Additionally, the utilization of pre-acquisition net operating loss carryforwards and other tax attributes of subsidiaries we acquired may be limited under Sections 382 and 383 of the Internal Revenue if the acquired subsidiary underwent an ownership change, including in connection with the applicable acquisition transaction, whether or not we have undergone an ownership change. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from our Business Combination with dMY or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
•
the ion transport technology used to shuttle and reconfigure the qubits within a trap or QPU could prove more challenging to develop, operate, and scale than anticipated resulting in reduced gate performance or throughput;
•
the photonic interconnect technology used to connect ion traps could prove more challenging and take longer to perfect than currently expected. This would limit our ability to scale to a sufficiently large number of qubits in a single system or network systems together;
•
the integration of quantum memories into our photonic interconnects could prove more challenging, costly, or time-consuming than expected, resulting in a reduced interconnect system performance;
•
it could take longer to incorporate modular architectures for additional cross-processor computational strength than currently expected, limiting our ability to realize the benefits of multicore technology;
•
it could prove more challenging and take materially longer to develop and integrate laser- and electronic-based gate technology into our systems. This would limit our ability scale the number of qubits within one trap; and
•
the scaling of fidelity with qubit number could prove poorer than expected, limiting our ability to successfully run larger circuits or achieve commercial advantage.

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

Programming for quantum computing requires unique tools, software, hardware, and development environments. We have focused our efforts on creating quantum computing hardware, the system control platform for such hardware and a suite of low-level software programs that optimize execution of quantum algorithms on our hardware. Further up the stack, we rely on third parties to create and advance software, standards, specifications, applications, hardware and services that enable these systems to integrate into various environments and be utilized towards various customer use cases. Full utilization of our quantum computing solutions may depend on these third-party software, standards, specifications, applications, hardware and services, which may not be compatible with our quantum computing solutions and their development, or may not be available to us or our customers on commercially reasonable terms, or at all, which could harm our business. Our efforts to ensure wide compatibility with other quantum technologies and supporting infrastructure, now existing or developed in the future, could be less successful than expected.

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

Our projections, as well as our ability to meet the benchmarks in our latest technical roadmap, are dependent on the cost per qubit decreasing over the next several years as our quantum computers advance. These cost projections are based on economies of scale due to demand for our computer systems, technological innovation and negotiations with third-party parts suppliers. If these cost savings do not materialize, the cost per qubit may be higher than projected, making our quantum computing solution less competitive than those produced by our competitors, which could have a material adverse effect on our business, financial condition or results of operations.

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

We compete based on various factors, including technology, price, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships, and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than us to new or changing opportunities, technologies, standards, customer requirements and buying practices or to cross-subsidize their quantum offerings from their other higher margin operations. In addition, many countries and supranational organizations are focused on developing quantum solutions either in the private or public sector and may subsidize quantum computers or quantum networks, or restrict participation in initiatives to develop quantum computers or quantum networks in their own country or member states, which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

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

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. From time to time we have been required to provide, and we anticipate being required to provide more consistently in the future, forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is very little historical basis for making judgments on the demand for our quantum computers or our ability to design, develop, manufacture, and deliver quantum computers, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum computers and related compute time to our potential customers could be delayed. We have previously failed, and may in the future fail, to accurately forecast customer demand, which resulted in, and may in the future result in, an excess or obsolescence of materials and supplies or volume availability of products. Excess or obsolete materials and supplies may result in write-downs or write-offs. If we fail to effectively manage our forecasted supply and demand and on hand materials and supplies, our results of operations and financial condition could be adversely impacted, and it could result in loss of revenue, increased costs, or delays that could adversely impact customer success.

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

Acquisitions and other strategic investments involve a number of inherent risks, any of which could result in the benefits anticipated not being realized.

Acquisitions are an important component of our growth strategy and we have pursued and we may continue to pursue growth opportunities by acquiring businesses, solutions or technologies through strategic transactions, investments or partnerships that complement or expand our current business, including expansion into adjacent industries, with the expectation that these transactions will result in increases in sales, synergies and various other benefits. However, there can be no assurance that we will be able to continue to grow our business through acquisitions or other strategic transactions or that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct.

The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity and capital structure. To the extent we issue equity and/or convertible securities as consideration in such strategic transactions, our stockholders may experience substantial dilution. Certain of our strategic investments are or may be with companies that are not publicly traded and our ability to liquidate and realize value from our investments may also be limited.

Any strategic transaction might not strengthen our competitive position, may increase some of our risks, may raise new compliance-related obligations and challenges, may distract our management team from our current operations, may be viewed negatively by our customers, partners or investors, or we may have to delay or not proceed with announced strategic transactions. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, it could have a material adverse effect on our business or financial condition. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, systems, control environment, solutions, or operations into our business, and we may have difficulty integrating and retaining new employees. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions subsequent to the strategic transaction that were not identified during our due diligence review for which we have limited or no recourse.

In addition, our expansion into new markets or adjacent industries through acquisition may present competitive, management and regulatory challenges that differ from current ones. We may be less familiar with the target customers and may face different or additional risks, as well as increased or unexpected costs, compared to existing operations. Growth into new markets may also bring us into direct competition with companies with whom we have little or no past experience as competitors.

In connection with any acquisition, we may acquire liabilities or defects such as legal claims, including those not identified during due diligence, such as third-party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; liability for hazardous materials; or trade liabilities. If we acquire any of these liabilities, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty or are otherwise mitigated, we may be responsible for significant out-of-pocket expenditures. In connection with any divestitures, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under any agreement for a divestiture. In addition, we may indemnify a counterparty in a divestiture for certain liabilities of the subsidiary or operations subject to the divestiture transaction. These liabilities, if they materialize, could have a material adverse effect on our business or financial condition.

Additionally, in connection with our investment in a privately-held security, we entered into a commercial contract for certain of our products or services as described in Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. When determining the total value of consideration from these investments, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts meet the criteria for revenue recognition, among other factors. Certain companies with which we may enter into commercial contracts may be unable to access any necessary financing or funding in a timely manner or on favorable terms which could negatively impact our expected revenue and collections. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, and financial condition.

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

Our future success is highly dependent on our ability to attract and retain our executive officers, key employees, subject matter experts and other qualified personnel, including our employees who have specialized knowledge and our employees from acquired businesses. We have experienced in the past, and as we build our brand and become more well known, there is increased risk that we may further experience in the future, competitors or other companies hiring our personnel. The loss of the services provided by these individuals could adversely impact the achievement of our business strategy. These individuals could leave our employment at any time, as they are “at will” employees. A loss of one of our key employees, particularly to a competitor, could also place us at a competitive disadvantage. Effective succession planning is important to our long-term success, and failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum computing industry is extremely competitive. In particular, hiring qualified personnel specializing in engineering, software development and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum computing and networking systems. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development of our quantum computing and networking technologies, the commercialization of our quantum computing and networking technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration, interpretation, or enforcement of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, in this competitive environment, we may experience delays in the development of our quantum computing and networking technologies and be otherwise unable to maintain customer relationships or develop and grow our business as projected, or even at all.

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

Contracts with domestic and international government and state agencies are subject to a number of challenges and risks. The bidding process for government contracts can be highly competitive, expensive and time-consuming, often requiring significant up front time and expense without any assurance that these efforts will generate revenue. Also, certain government contracts may be set-aside for small businesses, effectively giving a preference to those small businesses. If a particular procurement is set-aside for only small businesses, we may lose sales opportunities and may not be able to replace those opportunities with sales to other customers.

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

Political challenges between the United States and countries in our supply chain, including China, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and China and other macroeconomic issues could adversely impact our business. Specifically, United States-China trade relations remain uncertain. Since February 2025, the United States has imposed new and increased tariffs on many products imported into the United States from its various trading partners, with the highest of these tariffs currently affecting goods from China. China and other affected countries have taken measures in response, including increased tariffs on U.S. products and the imposition of new export controls on rare earth metals, critical minerals, and other items. Though certain items have been exempted from some of these recent U.S. tariff actions, including computers, semiconductors, and other consumer electronics, the risk of additional U.S. tariffs has materially increased in light of recent comments and new Section 232 investigations opened by the U.S. presidential administration

In addition, the U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products and technology, and, in certain cases, services, to these entities and, in some cases, to receive products, technology or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of products, technology and services to China and other countries including end-uses related to advanced computing. The U.S. presidential administration has used, and has signaled its intention to continue to use, U.S. trade policy, including tariffs and other trade restrictions, as an important foreign policy tool presenting uncertainty regarding the impact of future trade policies on our business.

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

Also, due to concerns with the security of products and services from certain telecommunications equipment and services companies based in China, the U.S. Congress has enacted bans on the use of certain Chinese-origin components or systems either in items sold to the U.S. government or in the internal networks of government contractors and subcontractors (even if those networks are not used for government-related projects). Further, the Chinese government has responded to these U.S. actions by developing an unreliable entity list, which may limit the ability of companies on the list to engage in business with Chinese counterparties.

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

We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export controls and sanctions. However, we cannot provide assurance that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. Any violation of U.S. sanctions or export controls, including failure to obtain appropriate import, export, or re-export licenses or authorization, could result in significant penalties and government investigations, delays in approving or denials of export licenses, and reputational harm and loss of business. As noted above, the U.S. government continues to add additional entities, in China and elsewhere, to restricted party lists impacting the ability of U.S. companies to provide products and technology, and, in certain cases, services, to these entities and, in some cases, to receive products, technology, or services from these entities.

In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, technologies, and services or could limit our clients’ ability to implement our products, technologies, and services in those countries. Certain countries, including the United States, United Kingdom, France, Spain, Germany, Denmark, Finland, Norway, Slovenia, Japan, Canada, Australia, and the Netherlands have enacted export controls on quantum computing hardware and related software and technology at specified levels of technological advancement. We will continue to review our existing compliance measures to ensure compliance with any applicable regulatory changes. Changes in our products, or future changes in export and import regulations, may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, adversely affect our ability to hire personnel from certain countries to work on our products, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.

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

In May 2022, a securities class action complaint captioned Leacock v. IonQ, Inc. et al., Case No. 8:22-cv-01306, was filed by a stockholder of the Company in the United States District Court for the District of Maryland (the “Leacock Litigation”) against the Company and certain of the Company’s current officers. In June 2022, a securities class action complaint captioned Fisher v. IonQ, Inc., Case No. 8:22-cv-01306-DLB (the “Fisher Litigation”) was filed by a stockholder against the Company and certain of the Company’s current officers (“IonQ Defendants”). Both the Leacock Litigation and Fisher Litigation, which have been consolidated into a single action, allege violations of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act and seek damages. In September 2022, the Court appointed lead plaintiffs and counsel for lead plaintiffs, and ordered lead plaintiffs to file a consolidated amended complaint. The consolidated amended complaint was filed on November 22, 2022. As part of the consolidated amended complaint, certain members of the Company’s board of directors as well as other dMY-related defendants (“Additional Defendants”) have been added as defendants to the case. On February 7, 2023, the IonQ Defendants and the Additional Defendants each filed a motion to dismiss the consolidated amended complaint. On March 23, 2023, lead plaintiffs filed their omnibus opposition to the motions to dismiss. On April 26, 2023, the IonQ Defendants and the Additional Defendants each filed a reply in support of the motions to dismiss. On September 28, 2023, the District Court of Maryland issued an order dismissing plaintiffs' claims against the IonQ Defendants and the Additional Defendants with prejudice and directed the clerk to close the case. On October 26, 2023, the plaintiffs filed a motion for post-judgment relief, seeking to amend their consolidated amended complaint. The IonQ Defendants and Additional Defendants filed oppositions to plaintiffs’ motion on December 1, 2023, and plaintiffs filed their reply on January 8, 2024. On July 10, 2024, the plaintiffs' motion for post-judgment relief was denied and the District Court of Maryland directed the clerk to close the case. On July 26, 2024, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals seeking to review the trial court's decision. Plaintiffs filed their Opening Brief in the Fourth Circuit on September 9, 2024. A response brief by IonQ Defendants was filed on October 8, 2024 and plaintiffs’ reply brief was filed on October 29, 2024. Oral argument in the Fourth Circuit occurred on January 31, 2025. On April 8, 2025, the Fourth Circuit held for the IonQ Defendants in a published opinion. As of July 7, 2025, the deadline for plaintiffs to file an appeal with the United States Supreme Court lapsed, and there are no other avenues for plaintiffs to appeal, which means that the Fourth Circuit’s decision upholding the trial court's dismissal with prejudice stands. This case is now considered closed.

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

Various atomic species are used in trapped-ion systems in academic and commercial settings, including isotopes of elemental ions. Some of these atomic isotopes are radioactive. We use certain radioactive materials in our research, development, and production activities. As a result of our utilization of radioactive material, we and some of our suppliers, distributors, and customers are subject to regulation by United States governmental authorities, such as the Food and Drug Administration (“FDA”), the Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, which regulate products and activities which emit, produce, or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale, marketing, and disposal of our products. We are also subject to international laws and regulations that apply to the utilization of radioactive materials. These are often comparable to, if not more stringent than, the equivalent regulations in the United States. Agency reviews of radioactivity-related applications that we are required to make in order to design, develop, test, manufacture, package, distribute, import, export, sell, market or dispose of radioactive materials may be lengthy or unsuccessful, and as a result our ability to sell our products or operate in certain jurisdictions may be impaired. Although we believe that our safety procedures for handling such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials may not be completely eliminated, and as a result we could incur related liabilities or expenses. Regulations in this area are currently evolving and we may face additional risks associated with changes to these regulations as well as increased costs of compliance with such regulations.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters, which could adversely affect our business, results of operation and reputation.

We are subject to numerous federal, state, local and foreign environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. There are significant capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.

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

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various evolving laws, regulations, guidance, industry standards, and other obligations. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services. Generally, we understand the use of AI for employee productivity also presents emerging ethical, privacy, and social issues and may draw public scrutiny or controversy, and may also create or assist in producing output that appear correct but are factually inaccurate, incomplete, misleading, biased, or otherwise flawed, or produce other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable. These circumstances and developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

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

For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros or 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Additionally, we also target customers in Asia and may be subject to existing and emerging data protection and privacy regimes in Asia, including China’s PIPL, Japan’s Act on the Protection of Personal Information, and Singapore’s Personal Data Protection Act.

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

In addition to privacy, data protection and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to additional obligations in the future. We are also bound by other contractual obligations related to privacy, data protection and security, and our efforts to comply with such obligations may not be successful. For example, certain laws addressing privacy, data protection and security, such as the EU GDPR, Switzerland Federal Act on Data Protection ("FADP"), UK GDPR and CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customers may require us to host personal data locally.

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

Obligations related to privacy, data protection and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, data processing activities and practices and to those of any third parties that process personal data on our behalf.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the "OBBBA"), which made significant changes to U.S. federal income tax law. The OBBBA made permanent many provisions of the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and experimental expenditures and 100% bonus deprecation for qualified property acquired and placed in service after January 19, 2025. In addition, future Treasury and regulatory guidance related to the implementation of the OBBBA may change or clarify the application of these rules in material ways. We are currently evaluating the full impact of the legislation on our consolidated financial statements.

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

Risks Related to our Intellectual Property

Licensing of intellectual property is of critical importance to our business. For example, we license patents (some of which are foundational patents) and other intellectual property from the University of Maryland, Duke University, and other universities on an exclusive basis. If the license agreement with these universities terminates, or if any of the other agreements under which we acquired or licensed, or will acquire or license, material intellectual property rights is terminated, we could lose our rights to use key technologies to develop and operate our business.

We are heavily reliant upon licenses to certain patent rights and other intellectual property from third parties that are important or necessary to the development of our products. In particular, our quantum computing technology is dependent on our license agreement with University of Maryland and Duke University (the "Universities"), as well as other universities. Pursuant to the license agreement with the Universities, we were granted an exclusive, worldwide, royalty-free, sublicensable license for certain patents, know-how (on a non-exclusive basis) and other intellectual property to develop, manufacture and commercialize products for use in certain licensed fields, the scope of which includes the application of the licensed intellectual property in ion trap quantum computing.

Our existing license agreements with the Universities and other universities imposes, and we expect that any future license agreements will impose, upon us various commercial and development obligations. If we fail to comply with our obligations under these agreements, or we are subject to an insolvency-related event, the licensor may have the right to terminate these agreements, in which event we would not be able to develop, market or otherwise commercialize products covered by these agreements, including if any of the foregoing were to occur with respect to our license agreement with the Universities. Our business could significantly suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, or if we are unable to enter into necessary licenses on acceptable terms.

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

Certain intellectual property rights that have been in-licensed, including the intellectual property licensed from the Universities, have been generated through the use of U.S. government funding and are therefore subject to certain federal regulations. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future product candidates pursuant to the Bayh-Dole Act of 1980, or the Patent and Trademark Law Amendment. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require the licensor to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention, (2) government action is necessary to meet public health or safety needs or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the licensor fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the U.S., and the license agreement with the Universities requires that we comply with this requirement. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture the products substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. To the extent any of our owned or licensed future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

As of June 30, 2025, we had public warrants outstanding to purchase an aggregate of 1,834,462 shares of common stock at an exercise price of $11.50 per share of common stock and warrants outstanding held by a customer to purchase an aggregate of 543,152 shares of common stock at an exercise price of $1.38 per share of common stock. In July 2025 we issued private warrants outstanding to purchase an aggregate of 36,042,530 shares of common stock at an exercise price of $99.88 per share. Pursuant to our employee benefit plans, we may issue an aggregate of up to 36,987,456 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

There is no guarantee that the public warrants or private warrants will be in the money at any specific point in time, and they may expire worthless.

The exercise price for our public warrants is $11.50 per share of common stock and the exercise price for our private warrants is $99.88 per share of common stock. There is no guarantee that the public warrants or private warrants will be in the money at any specific point in time prior to their expiration, and as such, the public warrants may expire worthless. The public warrants expire on September 30, 2026 and the private warrants expire on July 9, 2032.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our public warrants and private warrants are each issued in registered form under the applicable warrant agreement between the warrant agent and us. The warrant agreements provide that the terms of the applicable warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding warrants to make any change that adversely affects the interests of the registered holders of warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then-outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, the following directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified the amount, pricing or timing provisions of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K:

Name	Title	Action Taken	Effective Date	Duration(1)	Aggregate Number of Shares to be Sold
Robert Cardillo	Director	Amended	June 13, 2025	June 13, 2025 - September 18, 2026	20,211

(1)
Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1. Subject to the compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.

Item 6. Exhibits.

(a) Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1^	Agreement and Plan of Merger, dated as of March 7, 2021, by and among dMY Technology Group, Inc. III, IonQ, Inc. and IonQ Trap Acquisition Inc.		X	8-K	2.1	March 8, 2021

2.2^	Share Purchase Agreement, dated as of June 7, 2025, by and among IonQ, Inc., Oxford Ionics Limited, the Sellers (as defined therein), and Oxford Science Enterprises plc, solely in its capacity as the representative of the Sellers		X	8-K	2.1	June 9, 2025

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	8-K	3.1	April 22, 2025

4.1	Registration Rights Agreement, dated as of May 30, 2025, by and among IonQ, Inc., the sellers of Lightsynq Technologies Inc. shares		X	8-K	4.1	June 2, 2025

4.2	Form of Registration Rights Agreement		X	8-K	4.1	June 9, 2025

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

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

IonQ, Inc.

Date: August 6, 2025	/s/ Niccolo de Masi
	Name:	Niccolo de Masi
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	/s/ Thomas Kramer
	Name:	Thomas Kramer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)