Form 10-Q
period 2025-09-30
IonQ, Inc.
filed 2025-11-05
CIK 1824920

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 29, 2025, there were 354,279,591 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website at investors.ionq.com, press releases, filings with the U.S. Securities and Exchange Commission (“SEC”) and public conference calls and webcasts. We also use IonQ’s blog and the following social media channels as a means of disclosing information about the Company, our products and services, our planned financials and other announcements and attendance at upcoming investor and industry conferences, and other matters. This is in compliance with our disclosure obligations under Regulation FD:

•
IonQ Company Blog (https://ionq.com/blog);
•
IonQ LinkedIn Page (https://www.linkedin.com/company/ionq.co);
•
IonQ X (Twitter) Account (https://x.com/ionq_inc); and
•
IonQ YouTube Account (https://www.youtube.com/@ionq_inc).

Information posted through these social media channels may be deemed material. Accordingly, in addition to reviewing our press releases, SEC filings, public conference calls and webcasts, investors should monitor IonQ’s blog and our other social media channels. The information we post through these channels is not part of this Quarterly Report on Form 10-Q.

PART 1-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$346,032	$54,393
Short-term investments	736,333	285,896
Accounts receivable, net	36,912	10,188
Prepaid expenses and other current assets	96,025	28,325
Total current assets	1,215,302	378,802
Long-term investments	402,603	23,545
Property and equipment, net	119,564	52,761
Operating lease right-of-use assets	20,940	9,470
Intangible assets, net	655,909	29,469
Goodwill	1,865,841	9,904
Other noncurrent assets	39,189	4,437
Total Assets	$4,319,348	$508,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,970	$5,230
Accrued expenses and other current liabilities	91,856	16,811
Current portion of operating lease liabilities	8,599	3,366
Unearned revenue	21,855	10,678
Total current liabilities	139,280	36,085
Operating lease liabilities, net of current portion	19,917	14,359
Unearned revenue, net of current portion	3,384	—
Warrant liabilities	1,768,232	70,688
Other noncurrent liabilities	100,736	3,394
Total liabilities	$2,031,549	$124,526
Commitments and contingencies (see Note 10)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 325,308,961 and 221,919,191 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$32	$22
Additional paid-in capital	4,237,882	1,067,403
Accumulated deficit	(1,947,765)	(683,720)
Accumulated other comprehensive income (loss)	(16,788)	157
Total IonQ, Inc. stockholders’ equity	$2,273,361	$383,862
Noncontrolling interests	14,438	—
Total stockholders’ equity	$2,287,799	$383,862
Total Liabilities and Stockholders’ Equity	$4,319,348	$508,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$39,866	$12,400	$68,126	$31,363
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	21,253	6,515	33,895	15,552
Research and development	66,298	33,178	209,610	96,750
Sales and marketing	14,441	6,630	33,928	19,468
General and administrative	82,505	14,322	154,418	41,395
Depreciation and amortization	24,182	4,890	41,359	13,150
Total operating costs and expenses	208,679	65,535	473,210	186,315
Loss from operations	(168,813)	(53,135)	(405,084)	(154,952)
Gain (loss) on change in fair value of warrant liabilities	(881,847)	(3,868)	(882,930)	11,398
Interest income, net	14,437	4,508	26,469	14,108
Offering costs associated with warrants	(22,847)	—	(22,847)	—
Other income (expense), net	(980)	15	(697)	(164)
Loss before income tax expense	(1,060,050)	(52,480)	(1,285,089)	(129,610)
Income tax benefit (expense)	4,438	(16)	19,695	(39)
Net loss	$(1,055,612)	$(52,496)	$(1,265,394)	$(129,649)
Net loss attributable to noncontrolling interests	(657)	—	(1,349)	—
Net loss attributable to IonQ, Inc.	$(1,054,955)	$(52,496)	$(1,264,045)	$(129,649)
Net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	$(3.58)	$(0.24)	$(4.89)	$(0.61)
Weighted average shares used in computing net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	294,524,786	214,305,053	258,324,714	211,378,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,055,612)	$(52,496)	$(1,265,394)	$(129,649)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	1,757	1,713	1,510	2,348
Currency translation adjustments	(22,728)	(60)	(17,979)	(46)
Total other comprehensive income (loss)	(20,971)	1,653	(16,469)	2,302
Total comprehensive loss	$(1,076,583)	$(50,843)	$(1,281,863)	$(127,347)
Comprehensive loss attributable to noncontrolling interests	(768)	—	(873)	—
Comprehensive loss attributable to IonQ, Inc.	$(1,075,815)	$(50,843)	$(1,280,990)	$(127,347)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, June 30, 2025	269,600,132	$27	$2,050,344	$(892,810)	$4,072	$16,813	$1,178,446
Net loss	—	—	—	(1,054,955)	—	(657)	(1,055,612)
Other comprehensive income (loss)	—	—	—	—	(20,860)	(111)	(20,971)
Issuance of common stock in connection with acquisitions, net	34,227,607	3	1,943,605	—	—	—	1,943,608
Issuance of common stock, net of issuance costs	14,165,708	1	—	—	—	—	1
Issuance of common stock from equity incentive plans	3,248,044	1	3,904	—	—	—	3,905
Vesting of restricted common stock	114,892	—	252	—	—	—	252
Stock-based compensation	—	—	65,398	—	—	—	65,398
Warrants exercised	3,952,578	—	172,772	—	—	—	172,772
Change in ownership interest	—	—	1,607	—	—	(1,607)	—
Balance, September 30, 2025	325,308,961	$32	$4,237,882	$(1,947,765)	$(16,788)	$14,438	$2,287,799

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, June 30, 2024	213,722,503	$21	$893,797	$(429,226)	$(1,318)	$—	$463,274
Net loss	—	—	—	(52,496)	—	—	(52,496)
Other comprehensive income (loss)	—	—	—	—	1,653	—	1,653
Issuance of common stock from equity incentive plans	2,205,038	1	1,085	—	—	—	1,086
Vesting of restricted common stock	48,145	—	98	—	—	—	98
Stock-based compensation	—	—	22,068	—	—	—	22,068
Balance, September 30, 2024	215,975,686	$22	$917,048	$(481,722)	$335	$—	$435,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2024	221,919,191	$22	$1,067,403	$(683,720)	$157	$—	$383,862
Net loss	—	—	—	(1,264,045)	—	(1,349)	(1,265,394)
Other comprehensive income (loss)	—	—	—	—	(16,945)	476	(16,469)
Issuance of common stock in connection with acquisitions, net	51,737,208	5	2,405,434	—	—	16,918	2,422,357
Issuance of common stock, net of issuance costs	30,204,168	3	358,253	—	—	—	358,256
Issuance of common stock from equity incentive plans	16,798,400	2	18,427	—	—	—	18,429
Vesting of restricted common stock	211,182	—	448	—	—	—	448
Stock-based compensation	—	—	194,218	—	—	—	194,218
Warrants exercised	4,438,812	—	192,092	—	—	—	192,092
Change in ownership interest	—	—	1,607	—	—	(1,607)	—
Balance, September 30, 2025	325,308,961	$32	$4,237,882	$(1,947,765)	$(16,788)	$14,438	$2,287,799

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2023	206,611,704	$20	$839,014	$(352,073)	$(1,967)	$—	$484,994
Net loss	—	—	—	(129,649)	—	—	(129,649)
Other comprehensive income (loss)	—	—	—	—	2,302	—	2,302
Issuance of common stock from equity incentive plans	9,219,547	2	13,712	—	—	—	13,714
Vesting of restricted common stock	144,435	—	294	—	—	—	294
Stock-based compensation	—	—	64,028	—	—	—	64,028
Balance, September 30, 2024	215,975,686	$22	$917,048	$(481,722)	$335	$—	$435,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,265,394)	$(129,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,359	13,150
Stock-based compensation	205,366	67,607
(Gain) loss on change in fair value of warrant liabilities	882,930	(11,398)
Deferred income taxes	(19,885)	—
Amortization of premiums and accretion of discounts on available-for-sale securities	(6,167)	(7,086)
Other, net	5,872	4,291
Changes in operating assets and liabilities:
Accounts receivable	(15,849)	7,341
Prepaid expenses and other current assets	(42,572)	(9,899)
Accounts payable	(17,413)	(463)
Accrued expenses and other current liabilities	27,777	612
Unearned revenue	268	(4,232)
Other assets and liabilities	(4,969)	3,471
Net cash provided by (used in) operating activities	$(208,677)	$(66,255)
Cash flows from investing activities:
Purchases of property and equipment	(7,628)	(14,399)
Capitalized software development costs	(2,961)	(3,064)
Purchases of available-for-sale securities	(1,252,367)	(241,162)
Maturities of available-for-sale securities	407,730	318,192
Businesses acquired, net of cash acquired	(13,100)	—
Other investing, net	(5,306)	(1,201)
Net cash provided by (used in) investing activities	$(873,632)	$58,366
Cash flows from financing activities:
Proceeds from common stock and warrant issuance, net of issuance costs	1,358,254	—
Proceeds from stock options exercised	11,468	2,270
Proceeds from warrants exercised	6,708	—
Other financing, net	986	144
Net cash provided by (used in) financing activities	$1,377,416	$2,414
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	375	4
Net change in cash, cash equivalents and restricted cash	295,482	(5,471)
Cash, cash equivalents and restricted cash at the beginning of the period	56,840	38,081
Cash, cash equivalents and restricted cash at the end of the period	$352,322	$32,610
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$3,195	$559
Intangible asset purchases in accounts payable and accrued expenses	—	226
Operating lease right-of-use assets subject to lease liability	—	6,129
Noncash reclassification of warrant liabilities to equity upon exercise	185,384	—
Bonus settled in restricted stock units	6,969	11,443
Net share settled stock option exercises	853	1,016
Equity issued for acquisitions	2,405,998	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. DESCRIPTION OF BUSINESS

IonQ, Inc. (“IonQ” or the “Company”) develops quantum computers, networks, and sensors designed to solve some of the world’s most complex problems, and transform business, society, and the planet for the better. To operate these quantum products, the Company has developed custom hardware, custom firmware, and an operating system. The Company also offers satellite-based data capabilities and satellite solutions intended to enable quantum-secure global communications.

Today, the Company sells specialized quantum computing, networking and sensing hardware together with related maintenance and support. It also sells access to several quantum computers and is in the process of researching and developing technologies for quantum computers with increasing computational capabilities. It currently makes access to its quantum computers available through three major cloud platforms, Amazon Web Services’s Amazon Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace, and also to select customers through its own cloud service. This cloud-based approach enables the broad availability of quantum-computing-as-a-service.

The Company also supplements its offerings with professional services focused on assisting customers in applying quantum computing and networking to their businesses, and it offers quantum networking and sensing products that offer customers secure communication networks and enable networked quantum computing.

The Company also offers satellite imagery and data from its constellation of satellites through a self-service platform as well as customer solutions for specialized satellite development capabilities.

The Company pursues its business goals both through organic innovation and development, and targeted acquisitions of complementary businesses. For a discussion of the impact of recent acquisitions on our business and the benefits that we expect them to provide, refer to Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2024, and the notes thereto, are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2025. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three or nine months ended September 30, 2025, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2025, or thereafter. All references to September 30, 2025 and 2024, in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC require management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.

Significant estimates and assumptions are inherent in the analysis and measurement of items including, but not limited to: standalone selling price for revenue arrangements with multiple performance obligations, total expected costs for revenue arrangements recognized over time under the cost-to-cost percentage of completion model, capitalization of quantum computing system and satellite costs, useful lives for quantum computing systems and satellites, estimates of the fair value of intangible assets acquired in business combinations, estimates of the fair value of warrant liabilities, and stock-based compensation for awards with performance and market conditions. Management bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ and be affected by changes in those estimates.

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

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. Assets that are measured using unobservable inputs, including investments in convertible debt securities of privately-held companies, use the market or income approach and may involve pricing models whose inputs require significant judgment or estimation. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. Liabilities that are measured using unobservable inputs, including warrant liabilities, use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and may involve inputs which require significant judgment or estimation, including expected volatility.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash and checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and certain other obligations is included in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. The Company issues financial guarantees, including letters of credit, in the ordinary course of business, including for lease arrangements and regulatory requirements. Letters of credit totaling $5.2 million and $2.1 million were outstanding as of September 30, 2025 and December 31, 2024, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$346,032	$54,393
Restricted cash	6,290	2,447
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$352,322	$56,840

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

	September 30,	December 31,
	2025	2024
Billed accounts receivable	$12,578	$6,516
Unbilled accounts receivable	24,334	3,672
Total accounts receivable	$36,912	$10,188

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

Allowances for credit losses were not material as of either September 30, 2025 or December 31, 2024.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, with cost computed using the weighted-average cost basis, and are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheet. Inventories are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company’s current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three and nine months ended September 30, 2025, excess and obsolescence charges were not material.

Materials and Supplies, Net

Materials and supplies, including spare parts, are carried at average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems and satellites are capitalized to property and equipment when installed. Materials and supplies used to support customer contracts, for maintenance, or for research and development efforts are expensed when consumed. The Company capitalized $5.9 million and $1.9 million of materials and supplies to property and equipment for the three months ended September 30, 2025 and 2024, respectively, and $10.1 million and $4.5 million of materials and supplies to property and equipment for the nine months ended September 30, 2025 and 2024, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three and nine months ended September 30, 2025, excess and obsolescence charges were $0.7 million and $1.2 million, respectively, and during the three and nine months ended September 30, 2024, excess and obsolescence charges were $1.0 million and $1.1 million, respectively.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company primarily invests in debt securities and classifies its investments as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Investments not considered cash equivalents with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. All investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in the condensed consolidated balance sheets in accumulated other comprehensive income loss. Realized gains and losses on sales and maturities of investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the condensed consolidated balance sheets in prepaid expenses and other current assets.

The Company also invests in privately-held companies, consisting of convertible debt securities and simple agreements for future equity (“SAFE”) investments and classifies these investments in accordance with the terms of the underlying securities. Investments in securities of privately-held companies are included in other noncurrent assets on the condensed consolidated balance sheet. Convertible debt securities are primarily classified as available-for-sale investments, with changes in fair value recorded in accumulated other comprehensive income (loss). To the extent the Company elects the fair value option, when applicable, changes in fair value are recorded in other income (expense), net in the condensed consolidated statements of operations. SAFE investments without a readily determinable fair value are recorded using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes in orderly transactions for identical or similar investments of the same issuer. Changes in the basis of the securities are recognized in other income (expense), net in the condensed consolidated statements of operations.

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

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Historical cost of fixed assets is the cost as of the date acquired. Hardware and labor costs associated with the building of quantum computing systems, satellites, and supporting equipment are capitalized in the period the costs are incurred when it is probable that such costs will provide future economic benefit. The costs of quantum computing systems, satellites, and supporting equipment that are used in research and development activities and have alternative future uses are capitalized. Costs to maintain quantum computing systems are expensed as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives are as follows:

Computer equipment and acquired computer software	3 – 5 years
Machinery, equipment, furniture and fixtures	4 – 7 years
Quantum computing systems	3 years
Satellites	3 years
Leasehold improvements	Shorter of the lease term or the estimated useful life of the related asset

The Company evaluates the useful life of its assets periodically and whenever events or changes in circumstances indicate that the useful life may have changed. In assessing useful lives, the Company considers, among other factors, the use of the asset, changes in technology, and the competitive environment.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of September 30, 2025, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

The Company records a ROU asset and lease liability in connection with its operating leases. The Company’s lease portfolio is comprised primarily of real estate leases, which are accounted for as operating leases. The Company elected the practical expedient to not separate lease and non-lease components for all leases.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments, including the impact of any lease incentives, as applicable, over the lease term. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Lease modifications are reassessed as of the effective date of the modification using an incremental borrowing rate based on the information available at the commencement date. For modified leases, the Company also reassesses the lease classification as of the effective date of the modification.

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

Internal-Use Software

The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. Capitalized internal-use software is recorded within intangible assets, net, in the condensed consolidated balance sheets. During the three months ended September 30, 2025 and 2024, the Company capitalized $2.0 million and $1.7 million in internal-use software costs, respectively, and during the nine months ended September 30, 2025 and 2024, the Company capitalized $5.4 million and $5.5 million, respectively. The Company amortized $1.7 million and $1.4 million of capitalized internal-use software costs during the three months ended September 30, 2025 and 2024, respectively, and $4.8 million and $3.8 million of capitalized internal-use software costs during the nine months ended September 30, 2025 and 2024, respectively.

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during any of the three or nine months ended September 30, 2025 and 2024.

Intangible Assets, Net

The Company’s intangible assets include developed technology, customer relationships, intellectual property, non-compete agreements, patents, trademarks, website domain costs, and backlog. Intangible assets with identifiable useful lives are initially valued at acquisition cost and are amortized over their estimated useful lives using the straight-line method. Intangible assets with indefinite useful lives are assessed for impairment at least annually.

Goodwill

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. The Company tests goodwill for impairment on an annual basis, which it has determined to be the first day of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company tests goodwill qualitatively, or quantitatively, by comparing the fair value of the reporting unit with the unit’s carrying amount. No impairment loss was recognized for any of the three or nine months ended September 30, 2025 and 2024.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment losses were not material for any of the three or nine months ended September 30, 2025 and 2024.

Warrant Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, including warrant liabilities, the derivative instrument is initially recorded at its fair value on the issuance date and is then re-valued upon exercise or at each reporting date for unexercised warrants, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Revenue Recognition

The Company derives revenue from the design, development, construction and sale of specialized quantum computing hardware together with related maintenance and support, from the sale of quantum networking products together with related services and maintenance, from providing access to its quantum-computing-as-a-service (“QCaaS” or “Platform” services), from consulting services related to co-developing algorithms on the quantum computing systems, and from providing satellite imagery and data from its constellation of satellites through its online platform. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. For performance obligations related to specialized quantum computing hardware and consulting services as well as customer solutions for specialized satellite development capabilities, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. The Company applies judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include the Company’s historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For performance obligations related to quantum networking products and related services, revenue is recognized at the point in time when control passes to the customer, which is generally at the shipping point based on customary incoterms, or upon completion of the required services.

The Company has determined that its QCaaS contracts represent a combined, stand-ready performance obligation to provide access to its quantum computing systems together with related maintenance and support. Additionally, the Company has determined that its contracts to provide satellite imagery and data also represent a stand-ready performance obligation. The transaction price generally consists of a fixed fee for a minimum volume of usage or images to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For performance obligations related to providing QCaaS access or satellite imagery and data, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees are recognized in the period they occur. The Company has determined that contracts that contain consulting services related to co-developing quantum computing algorithms and the ability to use its quantum computing systems to run such algorithms represent a combined performance obligation that is satisfied over-time.

For the three and nine months ended September 30, 2025 and 2024, the majority of revenue was recognized based on transfer of service over time. In arrangements with cloud service providers, the cloud service provider is considered the customer and the Company does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

The variable fees associated with the QCaaS and satellite imagery and data contracts are generally billed a month in arrears. Customers also have the ability to make advance payments. Advance payments are recorded as a contract liability until services are delivered or obligations are met and revenue is earned. Contract liabilities to be recognized in the succeeding 12-month period are classified as current and the remaining amounts are classified as non-current liabilities in the Company’s condensed consolidated balance sheets.

Assets Recognized from Costs to Obtain a Contract

Sales commissions paid to employees and third parties are considered incremental costs to obtain a contract with a customer. These costs are capitalized in the period a customer contract is executed and are amortized as an expense consistent with the transfer of the goods or services to the customer. Capitalized costs are recorded in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is one year or less. As of September 30, 2025 and December 31, 2024, total capitalized costs were $2.1 million and $2.4 million, respectively. Amortization expense was $0.4 million for the three months ended September 30, 2025 and 2024, and $1.1 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in sales and marketing in the condensed consolidated statements of operations.

Research and Development

Research and development expenses consist of personnel-related costs, including salaries, benefits and stock-based compensation, and allocated overhead costs for the Company’s research and development function. Research and development is attributable to the advancing technology research, platform and infrastructure development, and the research and development of new product iterations, including quantum computing systems and networks and satellites. Design and development efforts continue throughout the useful life of the Company’s quantum computing systems and satellites to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs related to quantum computing systems constructed for research purposes that are not probable of providing future economic benefit and have no alternate future use, as well as costs associated with third-party research and development arrangements.

Stock-Based Compensation

The Company measures and records the expense related to stock-based awards based on the fair value of those awards as determined on the date of grant. The Company recognizes stock-based compensation expense over the requisite service period of the individual grant, generally equal to the vesting period, and uses the straight-line method to recognize stock-based compensation. The Company uses the Black-Scholes option-pricing model to determine the estimated fair value for stock options. The Black-Scholes option-pricing model requires the use of subjective assumptions, which determine the fair value of stock option awards, including the option’s expected term, the price volatility of the underlying common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the stock options represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company records forfeitures as they occur.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, investments, and trade accounts receivable. The Company maintains the majority of its cash, cash equivalents, restricted cash, and investments with several high credit quality financial institutions. The Company’s deposits routinely exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three and nine months ended September 30, 2025, the Company had three significant customers that accounted for 61% of total revenue and two significant customers that accounted for 54% of total revenue, respectively. For the three and nine months ended September 30, 2024, the Company had two significant customers that accounted for 84% and 79% of total revenue, respectively.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2025	2024	2025	2024
Net loss	$(1,055,612)	$(52,496)	$(1,265,394)	$(129,649)
Less: Net loss attributable to noncontrolling interests	$657	$—	$1,349	$—
Net loss attributable to IonQ, Inc. common stockholders for basic and diluted net loss per share	$(1,054,955)	$(52,496)	$(1,264,045)	$(129,649)
Denominator:
Weighted average shares used in computing net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	294,524,786	214,305,053	258,324,714	211,378,045
Net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	$(3.58)	$(0.24)	$(4.89)	$(0.61)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock options outstanding	7,967,193	18,693,271	11,972,668	19,715,840
Warrants to purchase common stock	35,269,625	13,529,455	13,527,921	13,529,455
Unvested restricted stock units	14,123,062	16,087,407	14,542,660	16,478,732
Unvested performance-based restricted stock units	5,118,952	1,918,817	3,025,625	1,970,331
Unvested restricted stock	4,279,209	—	1,947,801	—
Unvested early exercised stock options	74,133	283,401	132,290	331,546
Total	66,832,174	50,512,351	45,148,965	52,025,904

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments -- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to introduce a practical expedient for all entities, which simplifies the calculation required for estimating credit losses and assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update to its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles -- Goodwill and Other -- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the capitalization criteria for internal-use software, eliminating references to project stages and instead requiring that projects meet completion probability criteria before costs can be capitalized. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update to its consolidated financial statements and related disclosures.

3. BUSINESS COMBINATIONS

2025 Acquisitions

During 2025, the Company completed five acquisitions, for which each of the purchase price allocations are based on preliminary information and subject to change. Upon completion of the final purchase price allocations, the final fair values of assets acquired and liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. The Company has estimated the preliminary fair values of assets acquired and liabilities assumed in each acquisition based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period.

The Company incurred approximately $28.8 million in transaction costs, which were primarily related to fees associated with financial and legal advisors, related to closed and pending acquisitions. Transactions costs were recorded in general and administrative expenses in the condensed consolidated statements of operations.

The Company has included the revenue and expenses of each acquisition in its condensed consolidated statements of operations from the date of acquisition.

Oxford Ionics Limited

On September 16, 2025, the Company acquired Oxford Ionics Limited (“Oxford Ionics”) for approximately $1,589.7 million of total consideration (the “Oxford Ionics Acquisition”). The Oxford Ionics Acquisition was accounted for as a business combination. The Oxford Ionics Acquisition accelerates the Company’s technology roadmap for more powerful, high-fidelity quantum computers and supports the Company’s global expansion.

The following table summarizes the components of the purchase consideration to acquire Oxford Ionics (in thousands):

Cash	$10,000
Fair value of common stock issued(1)	1,579,670
Total purchase consideration	$1,589,670

(1)
Reflects 25,372,150 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 149,169 shares withheld to cover employee tax obligations.

The following table summarizes the preliminary fair values of Oxford Ionics’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$8,722
Accounts receivable	758
Prepaid expenses and other current assets	16,185
Property and equipment	5,334
Operating lease right-of-use assets	4,977
Intangible assets	423,581
Goodwill	1,261,472
Accounts payable	(23,339)
Accrued expenses and other current liabilities	(11,510)
Operating lease liabilities	(4,735)
Unearned revenue	(1,937)
Other noncurrent liabilities	(89,838)
Total fair value of net assets acquired	$1,589,670

The goodwill of $1,261.5 million is primarily attributable to specialized assembled workforce and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consists of $422.9 million in developed technology with an estimated useful life of seven years. Fair values of intangible assets were determined using income approaches, including the multi-period excess earnings and the relief from royalty methods.

Capella Space Corporation

On July 11, 2025, the Company acquired Capella Space Corp. (“Capella”) for approximately $424.8 million of total consideration (the “Capella Acquisition”). The Capella Acquisition was accounted for as a business combination. The Capella Acquisition supports the Company’s mission to develop a space-to-space and space-to-ground satellite quantum key distribution networks to enable quantum-secure global communications.

The following table summarizes the components of the purchase consideration to acquire Capella (in thousands):

Cash	$48,349
Fair value of common stock issued(1)	376,483
Total purchase consideration	$424,832

(1)
Reflects 9,004,626 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 1,584,918 shares held in escrow. The escrowed shares are expected to be released within 18 months after the close of the Capella Acquisition, subject to reductions for indemnity claims and working capital adjustments.

The following table summarizes the preliminary fair values of Capella’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$5,019
Accounts receivable	4,527
Prepaid expenses and other current assets	19,388
Property and equipment	52,009
Operating lease right-of-use assets	5,977
Intangible assets	101,700
Goodwill	259,490
Other noncurrent assets	3,220
Accounts payable	(2,271)
Accrued expenses and other current liabilities	(13,044)
Operating lease liabilities	(6,136)
Unearned revenue	(3,090)
Other noncurrent liabilities	(1,957)
Total fair value of net assets acquired	$424,832

The goodwill of $259.5 million is primarily attributable to growth opportunities from the expansion of the Company’s product offerings. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $82.9 million in developed technology with an estimated useful life of 7 years, $14.6 million in trademarks with an estimated useful life of 10 years, and $4.2 million in customer relationships with an estimated useful life of 10 years. Fair values of intangible assets were determined using income approaches, including the relief from royalty and multi-period excess earnings methods.

Capella’s revenue since the acquisition date to September 30, 2025, included in the Company’s condensed consolidated statements of operations was $9.6 million.

id Quantique SA

On April 30, 2025, the Company acquired a controlling stake in id Quantique SA (“IDQ”) for approximately $116.2 million of total consideration (the “IDQ Acquisition”). The IDQ Acquisition was accounted for as a business combination. As of the acquisition date, the Company acquired approximately 86% of the outstanding shares of IDQ. A noncontrolling interest was recognized at fair value on the acquisition date, which was determined to be the noncontrolling interest’s proportionate share of the acquirees’ identifiable net assets. The acquisition supports the Company’s quantum networking capabilities by expanding its quantum networking expertise and technology portfolio, including quantum-safe communications and quantum detection systems.

The following table summarizes the components of the purchase consideration to acquire IDQ (in thousands):

Fair value of common stock issued(1)	$113,064
Fair value of equity awards(2)	3,153
Total purchase consideration	$116,217

(1)
Reflects 4,117,439 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 778,564 shares held in escrow. The escrowed shares are expected to be released within 18 months after the close of the IDQ Acquisition, subject to reductions for indemnity claims.
(2)
Reflects the conversion and issuance of certain equity awards, including stock options. Refer to Note 14 for further details on the Company’s share-based compensation awards, including awards issued in connection with acquisitions.

The following table summarizes the preliminary fair values of IDQ’s assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$9,963	$—	$9,963
Accounts receivable	4,616	—	4,616
Prepaid expenses and other current assets	9,759	—	9,759
Property and equipment	978	—	978
Operating lease right-of-use assets	2,246	—	2,246
Intangible assets	42,751	—	42,751
Goodwill	84,608	(2,700)	81,908
Other noncurrent assets	972	—	972
Accounts payable	(2,223)	—	(2,223)
Accrued expenses and other current liabilities	(3,810)	—	(3,810)
Operating lease liabilities	(2,245)	—	(2,245)
Unearned revenue	(7,150)	—	(7,150)
Other noncurrent liabilities	(4,630)	—	(4,630)
Noncontrolling interest	(16,918)	—	(16,918)
Total fair value of net assets acquired	$118,917	$(2,700)	$116,217

The current period measurement period adjustments were $2.7 million, primarily related a reduction in purchase price and goodwill upon the settlement of the working capital adjustment.

The goodwill of $81.9 million is primarily attributable to increased offerings to customers and enhanced opportunities for growth and innovation. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $23.6 million in developed technology with an estimated useful life of 7 years, $8.5 million in non-compete agreements and $8.2 million in customer relationships, each with an estimate useful life of 2 years, and $2.4 million in trademarks with an estimated useful life of 5 years. Fair values of intangible assets were determined using income approaches, including the relief from royalty, and the cost approach.

IDQ’s revenue since the acquisition date to September 30, 2025, included in the Company’s condensed consolidated statements of operations was $9.0 million.

In July 2025, the Company acquired additional shares of IDQ, increasing the Company’s total ownership to approximately 91%. The acquisition was accounted for as an equity transaction as there was no change in control.

Lightsynq Technologies Inc.

On May 30, 2025, the Company acquired Lightsynq Technologies Inc. (“Lightsynq”) for approximately $306.8 million of total consideration (the “Lightsynq Acquisition”). The Lightsynq Acquisition was accounted for as a business combination. The acquisition supports the Company’s quantum computing and networking capabilities by expanding its quantum memory and photonic interconnects technology portfolio.

The following table summarizes the components of the purchase consideration to acquire Lightsynq (in thousands):

Cash	$100
Fair value of common stock issued(1)	250,127
Fair value of equity awards(2)	56,604
Total purchase consideration	$306,831

(1)
Reflects 6,200,474 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 646,986 shares held in escrow. The escrowed shares are expected to be released within 12 months after the close of the Lightsynq Acquisition, subject to reductions for indemnity claims and working capital adjustments.

(2)
Reflects the conversion and issuance of certain equity awards, including stock options. Refer to Note 14 for further details on the Company’s share-based compensation awards, including awards issued in connection with acquisitions.

The following table summarizes the preliminary fair values of Lightsynq’s assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$16,854	$—	$16,854
Prepaid expenses and other current assets	123	—	123
Property and equipment	6,476	—	6,476
Intangible assets	61,200	6,400	67,600
Goodwill	242,260	(4,806)	237,454
Accounts payable	(161)	—	(161)
Accrued expenses and other current liabilities	(4,621)	6	(4,615)
Deferred tax liabilities	(15,300)	(1,600)	(16,900)
Total fair value of net assets acquired	$306,831	$—	$306,831

The current period measurement period adjustments were $4.8 million, primarily related to intangible assets and deferred tax liabilities, with an offset to goodwill.

The goodwill of $237.5 million is primarily attributable to Lightsynq’s specialized assembled workforce and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $67.6 million in developed technology with an estimated useful life of 5 years. Fair values of intangible assets were preliminarily estimated using the cost approach.

Other Acquisitions

On June 9, 2025, the Company acquired a market intelligence business for total consideration of approximately $40.6 million, including $36.2 million of stock consideration and $4.4 million of contingent consideration. The stock consideration is comprised of 903,195 shares of the Company’s common stock, of which, 47,750 shares are held in escrow and are expected to be released within 12 months after the close of the acquisition, subject to reductions for indemnity claims and working capital adjustments. The fair value of the contingent consideration was determined using a Monte Carlo simulation and is recorded within other noncurrent liabilities in the condensed consolidated balance sheets.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$1,950	$—	$1,950
Accounts receivable	559	—	559
Prepaid expenses and other current assets	41	—	41
Intangible assets	13,400	—	13,400
Goodwill	30,092	203	30,295
Accounts payable	(769)	—	(769)
Accrued expenses and other current liabilities	(117)	(203)	(320)
Unearned revenue	(997)	—	(997)
Deferred tax liabilities	(3,550)	—	(3,550)
Total fair value of net assets acquired	$40,609	$—	$40,609

The goodwill of $30.3 million is primarily attributable to expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $12.2 million in customer relationships and $1.2 million in trademarks, each with an estimated useful life of 7 years. Fair values of intangible assets were determined using a benchmarking approach based on comparable transactions with the acquired business' industry peer group.

Pro Forma Results of Operations

The following table summarizes the unaudited pro forma consolidated revenue of the Company as if each of the acquisitions described above had been completed on January 1, 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$41,628	$30,724	$100,661	$79,596

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations. Unaudited pro forma consolidated net loss is not presented as the impacts are not significant to our condensed consolidated financial statements.

2024 Acquisition

Qubitekk Federal, LLC

On December 27, 2024, the Company acquired Qubitekk Federal, LLC (“Qubitekk”) for total consideration of approximately $22.1 million in cash, of which $15.5 million was paid at closing, with the remainder to be paid over the 18 months following the acquisition date, subject to reductions for indemnities, working capital adjustments, and certain other conditions that existed at the acquisition date. The holdback liabilities are recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The acquisition supports the Company’s quantum networking capabilities by expanding its quantum networking expertise and technology portfolio. The Company incurred approximately $1.5 million in acquisition costs, which were primarily related to fees associated with financial and legal advisors and were recorded in general and administrative expenses in the condensed consolidated statements of operations for the year ended December 31, 2024.

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

	Preliminary Fair Value	Measurement Period Adjustments	Updated Preliminary Fair Value
Accounts receivable	$400	$(24)	$376
Prepaid expenses and other current assets	531	340	871
Intangible assets	11,900	(1,050)	10,850
Goodwill	9,220	772	9,992
Other noncurrent assets	3	—	3
Unearned revenue	—	(25)	(25)
Total fair value of net assets acquired	$22,054	$13	$22,067

The goodwill of $10.0 million is primarily attributable to Qubitekk’s specialized assembled workforce and expected future synergies from combining operations. The Company expects the goodwill from this acquisition will be deductible for income tax purposes. Identifiable intangibles recognized consist of $5.9 million in customer relationships, $4.0 million in developed technology, and $0.8 million in trademarks, each with estimated useful lives of 5 years, and $0.2 million in backlog with an estimated useful life of 1 year. Fair values of intangible assets were determined using income approaches, including the relief from royalty and multi-period excess earnings methods.

The Company has included the revenue and expenses of Qubitekk in its condensed consolidated financial statements from the date of acquisition. No summarized unaudited pro forma results are provided for the Qubitekk acquisition due to the immateriality of this acquisition relative to the Company’s condensed consolidated financial position and results of operations.

4. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash, and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of September 30, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$301,408	$—	$—	$301,408	$33,204	$—	$—	$33,204
Corporate notes and bonds	3,479	4	—	3,483	45,823	22	(53)	45,792
U.S. government and agency	1,185,012	1,454	(99)	1,186,367	287,084	319	(118)	287,285
Total cash, cash equivalents, restricted cash and investments	$1,489,899	$1,458	$(99)	$1,491,258	$366,111	$341	$(171)	$366,281

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
U.S. government and agency	$148,664	$(96)	$13,696	$(3)	$162,360	$(99)
Total	$148,664	$(96)	$13,696	$(3)	$162,360	$(99)

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Corporate notes and bonds	$—	$—	$24,396	$(53)	$24,396	$(53)
U.S. government and agency	67,600	(111)	3,987	(7)	71,587	(118)
Total	$67,600	$(111)	$28,383	$(60)	$95,983	$(171)

The Company did not have any allowance for credit losses as of either September 30, 2025 or December 31, 2024. The Company neither intends to, nor believes that it is more likely than not that it will be required to, sell its investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash, and investments in available-for-sale securities as of September 30, 2025, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$295,621	$5,787	$301,408
Corporate notes and bonds	3,483	—	3,483
U.S. government and agency	783,764	402,603	1,186,367
Total	$1,082,868	$408,390	$1,491,258

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$301,408	$—	$—	$301,408
U.S. government and agency	—	50,914	—	50,914
Total cash, cash equivalents and restricted cash	$301,408	$50,914	$—	$352,322
Short-term investments:
Corporate notes and bonds	—	3,483	—	3,483
U.S. government and agency	—	732,850	—	732,850
Total short-term investments	$—	$736,333	$—	$736,333
Long-term investments:
U.S. government and agency	—	402,603	—	402,603
Total long-term investments	$—	$402,603	$—	$402,603
Total assets	$301,408	$1,189,850	$—	$1,491,258
Liabilities
Warrant liabilities	$86,299	$—	$1,681,933	$1,768,232

	Fair Value Measured as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$33,204	$—	$—	$33,204
U.S. government and agency	—	23,636	—	23,636
Total cash, cash equivalents and restricted cash	$33,204	$23,636	$—	$56,840
Short-term investments:
Corporate notes and bonds	—	43,868	—	43,868
U.S. government and agency	—	242,028	—	242,028
Total short-term investments	$—	$285,896	$—	$285,896
Long-term investments:
Corporate notes and bonds	—	1,924	—	1,924
U.S. government and agency	—	21,621	—	21,621
Total long-term investments	$—	$23,545	$—	$23,545
Total assets	$33,204	$333,077	$—	$366,281
Liabilities
Warrant liabilities	$70,688	$—	$—	$70,688

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company’s financial guarantees and certain other obligations.

The Company’s warrant liabilities are comprised of the public warrants and Series A private warrants. The Series A prefunded warrants were fully exercised as of September 30, 2025. Refer to Note 11 for further details. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the current period.

The fair value of the Series A prefunded warrants and Series A private warrants (together, the “Series A Warrants”) was determined using Level 3 inputs. Management determined the fair value of the Series A Warrants using unobservable inputs in the Black-Scholes option-pricing model. Inherent in the valuation were assumptions related to the expected stock-price volatility, expected term, risk-free interest rate, and dividend yield. The Company estimated the expected volatility based on the Company’s historical and implied stock price volatility. The expected term was assumed to be equivalent to the Series A Warrants’ remaining contractual term. The risk-free interest rate was estimated using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term. The dividend yield was based on the historical rate, which the Company anticipates remaining at zero.

The assumptions used to estimate the fair value of the Series A Warrants during the period are as follows:

	September 30, 2025	July 9, 2025
Risk-free interest rate	3.87%	4.07%
Expected term (in years)	6.78	7.00
Expected volatility	95.00%	95.00%
Dividend yield	—%	—%

Privately-Held Securities

During fiscal year 2025, the Company entered into certain agreements (“Investment Agreements”) to purchase convertible debt securities and SAFE investments of privately-held companies (each, an “Investee”). As of September 30, 2025, the total amount of privately-held securities included in other noncurrent assets on the condensed consolidated balance sheet was $28.0 million, including $23.0 million of convertible debt securities classified as available-for-sale investments and $5.0 million of SAFE investments. The Company did not record any material adjustments or impairments for the privately-held securities held as of September 30, 2025. The fair value of convertible debt securities is based on unobservable inputs and is classified as Level 3 in the hierarchy.

In connection with the Investment Agreements, each Investee and the Company entered into a commercial contract for access to the Company’s products and services. The Company assessed the commercial contracts under the guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of the arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under the contract. Based on its assessment, the Company concluded the commercial contracts are within the scope of ASC 606 and the Company will apply the principles within ASC 606 to measure and recognize revenue. During the three and nine months ended September 30, 2025, the Company recognized $0.9 million of revenue from the commercial contracts.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	September 30,	December 31,
	2025	2024
Quantum computing systems	$43,516	$38,374
Satellites	54,755	—
Leasehold improvements	25,051	17,921
Machinery, equipment, furniture and fixtures	32,237	16,683
Computer equipment and acquired computer software	10,227	7,395
Gross property and equipment	165,786	80,373
Less: accumulated depreciation	(46,222)	(27,612)
Total property and equipment, net	$119,564	$52,761

Depreciation expense for the three months ended September 30, 2025 and 2024, was $9.3 million and $3.5 million, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024, was $18.9 million and $9.1 million, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets, net is composed of the following (in thousands):

	September 30,	December 31,
	2025	2024
Developed technology	$596,041	$4,293
Customer relationships	30,830	7,700
Internal-use software	26,670	21,301
Trademark	19,960	377
Non-compete agreements	8,781	—
Patents	7,344	7,112
Website and other	377	227
Gross intangible assets	690,003	41,010
Less: accumulated amortization	(34,094)	(11,541)
Total intangible assets, net	$655,909	$29,469

Amortization expense for the three months ended September 30, 2025 and 2024, was $14.9 million and $1.4 million, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024, was $22.5 million and $4.1 million, respectively.

8. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	September 30,	December 31,
	2025	2024
Materials and supplies, net	$48,761	$18,658
Inventories, net	8,661	—
Prepaid expenses	8,791	4,890
Accrued interest receivable	9,495	2,221
Other current assets	20,317	2,556
Total prepaid expenses and other current assets	$96,025	$28,325

Accrued expenses and other current liabilities are composed of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued salaries and other payroll liabilities	$39,150	$10,368
Accrued professional services and transaction costs	26,464	936
Acquisition holdback liabilities	5,600	3,300
Accrued equipment and facilities liabilities	12,137	534
Accrued expenses—other	8,505	1,673
Total accrued expenses and other current liabilities	$91,856	$16,811

9. INVENTORIES, NET

Inventories, net is composed of the following (in thousands):

September 30,
2025
Raw materials	$7,300
Work-in-process	7
Finished goods	1,354
Total inventories, net	$8,661

10. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to litigation and other legal or administrative proceedings arising in the ordinary course of business. When the Company becomes aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. In accordance with authoritative guidance, the Company records loss contingencies in its financial statements only for matters with respect to which losses are probable and can be reasonably estimated. If the loss is not probable or the amount of loss cannot be reasonably estimated, the Company discloses the nature of the specific claim if the likelihood of a potential loss is reasonably possible and the amount involved is material. The Company continuously assesses the potential liability related to its pending litigation and revises its estimates when additional information becomes available. While it is not possible to predict the outcome of any such matter, based on its assessment of the facts and circumstances, the Company does not believe that any such matter, individually or in the aggregate, will have a material adverse effect on its balance sheet, results of operations or cash flows in a future period, and there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Warranties

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

Indemnities

In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. While the Company’s future obligations under certain of these agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under such indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. Additionally, the Company does not believe that any amounts that it may be required to pay under these indemnities in the future will be material to the Company’s business, financial position, results of operations, or cash flows.

11. WARRANTS

In July 2025, the Company issued 3,855,557 Series A prefunded warrants and 36,042,530 Series A private warrants. Each Series A prefunded warrant and Series A private warrant entitles the holder to purchase one share of common stock at a price of $0.0001 per share and $99.88 per share, respectively. As of September 30, 2025, there were no Series A prefunded warrants outstanding and there were 36,042,530 Series A private warrants outstanding. The Series A private warrants are classified as liabilities and remeasured at each reporting period. Refer to Note 12 for further details.

In September 2021, the Company assumed 7,500,000 public warrants. As of September 30, 2025, there were 1,737,441 public warrants to purchase the Company’s common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The public warrants are classified as liabilities and remeasured at each reporting period. No public warrants have been redeemed by the Company as of September 30, 2025.

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue warrants to a customer (the "Warrant Shares"), subject to certain vesting events. In August 2020, 543,152 of the Warrant Shares vested and became immediately exercisable. The exercise price for the vested Warrant Shares is $1.38 per share and the warrant is exercisable through November 2029. Effective November 2024, no additional Warrant Shares can vest pursuant to the terms of the warrant agreement.

12. EQUITY OFFERINGS

In February 2025, in connection with the commencement of an “at the market” offering program, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents (the “Sales Agents”), pursuant to which the Company could offer and sell, from time to time, through or to the Sales Agents, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate gross offering price of up to $500 million (the “2025 ATM Offering Program”). The Sales Agents were entitled to a commission of up to 3.25% of the gross proceeds of all shares sold under the Equity

Distribution Agreement. On March 10, 2025, the Company terminated the Equity Distribution Agreement, after which no further shares could be sold through the 2025 ATM Offering Program. Prior to its termination on March 10, 2025, the Company sold a total of 16,038,460 shares of common stock through the 2025 ATM Offering Program for an aggregate purchase price of $358.3 million, net of issuance costs of $14.3 million.

On July 7, 2025, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC providing for the offer and sale of 14,165,708 shares of the Company’s common stock, par value $0.0001 per share, at a price of $55.49 per share; 3,855,557 Series A prefunded warrants, at a price of $55.49 less the Series A prefunded warrants exercise price; and 36,042,530 Series A private warrants at no additional consideration. The Warrants are exercisable immediately upon issuance and from time to time thereafter through and including July 9, 2032. Refer to Note 11 for further details. The offering closed on July 9, 2025 for aggregate proceeds of $977.2 million, net of issuance costs of $22.8 million. Issuance costs were allocated to the liability-classified Series A Warrants and expensed upon completion of the equity offering.

13. REVENUE

Disaggregated Revenue

The Company’s revenue disaggregated by revenue source is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Quantum computing and networking hardware	$21,584	$6,345	$39,673	$17,301
Platform, consulting and support services	18,282	6,055	28,453	14,062
Total revenue	$39,866	$12,400	$68,126	$31,363

The Company’s revenue disaggregated by customer location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$28,742	$11,895	$49,748	$29,910
International	11,124	505	18,378	1,453
Total revenue	$39,866	$12,400	$68,126	$31,363

Remaining Performance Obligations

As of September 30, 2025, approximately $141.1 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 55% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

The following table summarizes the changes in unearned revenue for the nine months ended September 30, 2025 (in thousands):

Total
Balance as of December 31, 2024	$10,678
Revenue recognized	(10,214)
New deferrals, net	24,775
Balance as of September 30, 2025	$25,239

14. STOCK-BASED COMPENSATION

Equity Incentive Plans

The Company sponsors the 2015 Equity Incentive Plan (the “2015 Plan”), which provided for the grant of share-based compensation to certain officers, directors, employees, consultants, and advisors. Subsequent to September 2021, no further awards were made pursuant to the 2015 Plan. For awards granted under the 2015 Plan, vesting generally occurs over four to five years from the date of grant.

The Company also sponsors the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, through and including January 1, 2031, by 5% of the fully diluted number of shares of common stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2025, the number of shares reserved for issuance under the 2021 Plan increased by 14,532,010. For awards granted under the 2021 Plan, vesting terms range from less than one year to four years from the date of grant. As of September 30, 2025, the Company had 28,460,721 shares available for grant under the 2021 Plan.

In May 2025, in connection with the Lightsynq Acquisition, the Company assumed the Lightsynq Technologies Inc. 2024 Equity Incentive Plan (the “Lightsynq Plan”). Upon closing of the Lightsynq Acquisition, no further awards were made pursuant to the Lightsynq Plan and certain outstanding Lightsynq stock options under the Lightsynq Plan were assumed by the Company. Such stock options granted under the Lightsynq Plan will continue to be governed by the terms of the Lightsynq Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire. For awards granted under the Lightsynq Plan, vesting generally occurs over four years from the date of grant. As of September 30, 2025, the Company had no shares available for grant under the Lightsynq Plan.

Under each equity incentive plan, all options granted have a contractual term of 10 years.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	—%	—%	4.07%	4.31%
Expected term (in years)	—	—	5.89	6.00
Expected volatility	—%	—%	86.79%	79.33%
Dividend yield	—%	—%	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	16,687,129	$2.40
Replacement awards(1)	1,747,622	4.36
Exercised	(10,272,027)	1.20
Cancelled/ Forfeited	(432,952)	2.66
Outstanding as of September 30, 2025	7,729,772	$4.42	5.85	$441.20
Exercisable as of September 30, 2025	5,550,278	$5.21	4.78	$312.42
Exercisable and expected to vest as of September 30, 2025	7,729,772	$4.42	5.85	$441.20

(1)
In connection with certain acquisitions, the Company converted certain outstanding stock options of the acquirees into stock options to acquire common stock of the Company, for which $11.3 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration.

Restricted Stock Units

The Company’s RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	14,509,717	$9.54
Granted	6,409,003	36.92
Vested	(5,952,489)	12.04
Forfeited	(1,138,230)	11.77
Outstanding as of September 30, 2025	13,828,001	$20.96	2.46
Expected to vest after September 30, 2025	13,828,001	$20.96	2.46

During the nine months ended September 30, 2025 and 2024, the Company released 206,316 and 1,064,518 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

From fiscal year 2023 to fiscal year 2025, the Company granted performance-based restricted stock unit awards (“PSUs”) to certain officers, employees, and consultants, which vest over approximately two to four years. The number of shares that can be earned will range from 0% to 300% of the target number of shares, based on the Company’s achievement of certain financial and technical goals, as well as a stock price hurdle requirement for a portion of the awards. In the event that the stock price hurdle is not met at the time the PSUs vest, the maximum PSU opportunity shall be limited to target (100%) performance.

During fiscal year 2025, the Company granted PSU awards to certain officers and employees, which vest over three years. The number of shares that can be earned will range from 0% to 200% of the target number of shares based on the Company’s achievement of certain performance goals.

The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable of vesting as of September 30, 2025.

For those PSUs subject to the stock price hurdle, the fair value was determined using a Monte Carlo simulation model. The Monte Carlo simulation model requires estimates of subjective assumptions, which affect the fair value of each PSU. The assumptions used to estimate the fair value of PSUs subject to the stock price hurdle are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	—%	—%	3.79%	4.86%
Contractual term (in years)	—	—	1.72	2.69
Expected volatility	—%	—%	104.32%	85.00%
Dividend yield	—%	—%	—%	—%

The PSU activity is summarized in the following table, based on awards at target:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	3,972,257	$16.17
Granted	2,757,511	36.48
Vested	(619,874)	16.77
Forfeited	(456,445)	15.08
Outstanding as of September 30, 2025	5,653,449	$26.10	1.84
Expected to vest after September 30, 2025(1)	12,929,029	$24.27	1.79

(1)
Represents the number of PSUs expected to vest, which may exceed the target number of shares, based on the Company’s probability assessment of expected performance during the performance period.

Restricted Stock

The restricted stock activity is summarized in the following table:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	—	$—
Replacement awards(1)	6,176,959	40.34
Vested	(1,927,662)	40.34
Outstanding as of September 30, 2025	4,249,297	40.34	4.51
Expected to vest after September 30, 2025	4,249,297	$40.34	4.51

(1)
In connection with certain acquisitions, the Company converted certain outstanding restricted stock of the acquirees into restricted stock of the Company, for which $48.1 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration.

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs, PSUs, and restricted stock which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$4,247	$1,332	$7,125	$3,392
Research and development	31,766	13,907	125,392	37,840
Sales and marketing	6,560	2,929	16,488	8,157
General and administrative	30,372	6,399	56,361	18,218
Stock-based compensation, net of amounts capitalized	72,945	24,567	205,366	67,607
Capitalized stock-based compensation—Property and equipment, net and Intangible assets, net	1,678	1,468	3,681	4,214
Total stock-based compensation	$74,623	$26,035	$209,047	$71,821

Unrecognized Stock-Based Compensation

A summary of the Company’s remaining unrecognized compensation expense and the weighted-average remaining amortization period as of September 30, 2025, related to its non-vested RSUs, PSUs, restricted stock, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$274.3	2.9
Performance-based restricted stock units	237.9	2.1
Restricted stock	142.6	4.5
Stock options	47.5	3.0

15. INCOME TAXES

An income tax benefit of $4.4 million and $19.7 million was recognized for the three and nine months ended September 30, 2025, respectively, resulting from a partial release of U.S. federal and state valuation allowances, which was recorded as a discrete item due to the deferred tax liabilities related to identifiable intangibles from the Lightsynq Acquisition and Capella Acquisition. Income tax expense, due to the Company’s international operations, was less than $0.1 million for the three and nine months ended September 30, 2024. The effective tax rate for each period differs from the statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a valuation allowance against deferred tax assets.

The realization of tax benefits of deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence, the Company does not believe it is more likely than not that the net deferred tax assets will be realizable. Accordingly, the Company has provided a valuation allowance against the net deferred tax assets as of September 30, 2025, and December 31, 2024. The Company intends to maintain the remaining valuation allowance until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. The legislation did not have a material impact on our income tax expense the three and nine months ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for 2025.

16. LEASES

The Company has operating leases for its various facilities. As of September 30, 2025 and December 31, 2024, the Company’s weighted-average remaining lease term was 4.7 years and 5.2 years, respectively. As of September 30, 2025 and December 31, 2024, the weighted-average discount rate was 7.6% and 8.2%, respectively.

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost(1)
Fixed lease cost	$1,614	$672	$3,273	$1,846
Short-term cost	818	67	1,049	147
Total operating lease cost	$2,432	$739	$4,322	$1,993

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$520	$64	$785	$187
Research and development	614	461	1,793	1,198
Sales and marketing	55	60	290	116
General and administrative	1,243	154	1,454	492
Total operating lease cost	$2,432	$739	$4,322	$1,993

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash payments (receipts) included in the measurement of operating lease liabilities, net of lease incentives	$1,940	$(835)	$3,483	$(2,932)

As of September 30, 2025, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2025	$2,313
2026	8,872
2027	7,576
2028	5,864
2029	4,578
Thereafter	4,879
Total lease payments	$34,082
Less: imputed interest	(5,566)
Present value of operating lease liabilities	$28,516

17. SEGMENT INFORMATION

The Company operates as one operating segment as its Chairman and Chief Executive Officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Consolidated net loss as reported on the condensed consolidated statements of operations is used to evaluate performance and allocate resources. The following table presents revenue, significant expenses, and segment profit and loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$39,866	$12,400	$68,126	$31,363
Less:
Operating costs and expenses excluding stock-based compensation:
Cost of revenue (excluding depreciation and amortization)	17,006	5,183	26,770	12,160
Research and development	34,532	19,271	84,218	58,910
Sales and marketing	7,881	3,701	17,440	11,311
General and administrative	52,133	7,923	98,057	23,177
Stock-based compensation	72,945	24,567	205,366	67,607
Depreciation and amortization	24,182	4,890	41,359	13,150
Other segment items:
(Gain) loss on change in fair value of warrant liabilities	881,847	3,868	882,930	(11,398)
Interest income, net	(14,437)	(4,508)	(26,469)	(14,108)
Offering costs associated with warrants	22,847	—	22,847	—
Other (income) expense, net	980	(15)	697	164
Income tax (benefit) expense	(4,438)	16	(19,695)	39
Net loss	$(1,055,612)	$(52,496)	$(1,265,394)	$(129,649)

18. SUBSEQUENT EVENTS

On October 2, 2025, the Company completed the acquisition of Vector Atomic, Inc., a leading quantum sensing company based in California, for 6,080,379 shares of common stock, subject to customary post-closing adjustments. Due to the limited time between the acquisition date and the Company’s filing of this Quarterly Report on Form 10-Q, the initial accounting for the business combination is incomplete and the Company is not yet able to disclose the preliminary amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed.

On October 10, 2025, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, providing for the offer and sale of 16,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $93.00 per share; 5,005,400 pre-funded warrants to purchase an aggregate of 5,005,400 shares of common stock at a price to the public of $93.00 less the pre-funded warrant exercise price; and 43,010,800 Series B warrants to purchase 43,010,800 shares of the Company’s common stock at no additional consideration. The offering closed on October 14, 2025, for aggregate proceeds of approximately $1,980.0 million, net of certain issuance costs.

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

Overview

We are developing quantum computers and networks designed to solve some of the world’s most complex problems, and transform business, society and the planet for the better. We also offer satellite-based data capabilities and satellite solutions intended to enable quantum-secure global communications. We believe that our proprietary technology, our architecture, and the technology exclusively available to us through license agreements will offer us advantages both in terms of research and development, as well as the commercial value of our intended product offerings.

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

We also offer satellite imagery and data from our constellation of satellites through a self-service platform as well as customer solutions for specialized satellite development capabilities.

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems and networks. Our net losses attributable to IonQ, Inc. were $1,264.0 million and $129.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1,947.8 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

From time to time, we have acquired or invested in complementary businesses, and intend to continue to consider making such acquisitions and investments. For more information on recent acquisitions and investments and their impact on our business, refer to Note 3, Business Combinations, Note 5, Fair Value Measurements, and Note 18, Subsequent Events, in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Impact of the Macroeconomic Climate on Our Business

Inflationary factors, interest rates and overhead costs may adversely affect our operating results. High interest and inflation rates also present a challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. These inflationary effects may be exacerbated by new tariffs and evolving trade policy. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience increases in the future on our operating costs, including due to supply chain constraints, consequences associated with bank failures, trade wars and the effect of recently heightened, scheduled, and threatened tariffs by the U.S. or its trading partners, geopolitical tensions in and around Ukraine, Israel and other areas of the world, and employee availability and wage increases, which may result in additional stress on our working capital resources.

Key Components of Results of Operations

Revenue

We derive revenue from contracts associated with the design, development, construction and sale of specialized quantum computing hardware together with related maintenance and support, from the sale of quantum networking products together with related services and maintenance, from contracts providing access to QCaaS, from consulting services related to co-developing algorithms on quantum computing systems, and from providing satellite imagery and data from our constellation of satellites through our online platform.

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

Performance obligations are satisfied over time if the customer receives the benefits as we perform the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. For performance obligations related to specialized quantum computing hardware and consulting services, as well as customer solutions for specialized satellite development capabilities, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. We apply judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For performance obligations related to quantum networking products and related services, revenue is recognized at the point in time when control passes to the customer, which is generally at the shipping point based on customary incoterms, or upon completion of the required services.

We have determined that our QCaaS contracts represent a combined, stand-ready performance obligation to provide access to our quantum computing systems together with related maintenance and support. Additionally, we have determined that contracts to provide satellite imagery and data also represent a stand-ready performance obligation. The transaction price generally consists of a fixed fee for a minimum volume of usage or images to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For performance obligations related to providing QCaaS access or satellite imagery and data, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees are recognized in the period they occur. We have determined that contracts that contain consulting services related to co-developing quantum computing algorithms and the ability to use our quantum computing systems to run such algorithms represent a combined performance obligation that is satisfied over-time.

Operating Costs and Expenses

Cost of revenue

Cost of revenue primarily consists of expenses related to construction of specialized quantum computing and networking hardware as well as customer solutions for specialized satellite development capabilities and delivery of our services, including personnel-related expenses, hardware costs, allocated overhead costs for customer facing functions, and costs associated with maintaining our in-service quantum computing systems and satellites to ensure proper calibration as well as costs incurred for maintaining the cloud on which we deliver our services. Cost of revenue also includes product costs for quantum networking hardware. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization related to our quantum computing systems, satellites and related software.

Research and development

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated overhead costs for our research and development functions. Research and development is attributable to the advancing technology research, platform and infrastructure development, and the research and development of new product iterations, including quantum computing systems and networks and satellites. Design and development efforts continue throughout the useful life of our quantum computing systems and satellites to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs for research purposes that are not probable of providing a future economic benefit and have no alternate future use as well as costs associated with third-party research and development arrangements.

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

Depreciation and amortization

Depreciation and amortization expense results from depreciation and amortization of our property and equipment, including our quantum computing systems and satellites, and intangible assets that are recognized over their estimated lives.

Nonoperating Costs and Expenses

Gain (loss) on change in fair value of warrant liabilities

The gain (loss) on change in fair value of warrant liabilities consists of mark-to-market fair value adjustments recorded associated with the public warrants and Series A prefunded and private warrants.

Interest income, net

Interest income, net consists of income earned on our money market funds and other available-for-sale investments.

Other income (expense), net

Other income (expense), net consists of gains and losses that arise from fluctuations in foreign currency exchange rates and certain other nonoperating expenses.

Offering costs associated with warrants

Offering costs associated with warrants consist of transaction costs that have been allocated to the Series A prefunded and private warrants and were expensed upon completion of the equity offering based on the relative fair value of the equity issued and the liability-classified warrants.

Income tax benefit (expense)

Income tax benefit (expense) consists of income tax benefits related to discrete deferred tax items and income tax expense related to foreign jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$39,866	$12,400	$68,126	$31,363
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	21,253	6,515	33,895	15,552
Research and development(1)	66,298	33,178	209,610	96,750
Sales and marketing(1)	14,441	6,630	33,928	19,468
General and administrative(1)	82,505	14,322	154,418	41,395
Depreciation and amortization	24,182	4,890	41,359	13,150
Total operating costs and expenses	208,679	65,535	473,210	186,315
Loss from operations	(168,813)	(53,135)	(405,084)	(154,952)
Gain (loss) on change in fair value of warrant liabilities	(881,847)	(3,868)	(882,930)	11,398
Interest income, net	14,437	4,508	26,469	14,108
Offering costs associated with warrants	(22,847)	—	(22,847)	—
Other income (expense), net	(980)	15	(697)	(164)
Loss before income tax expense	(1,060,050)	(52,480)	(1,285,089)	(129,610)
Income tax benefit (expense)	4,438	(16)	19,695	(39)
Net loss	$(1,055,612)	$(52,496)	$(1,265,394)	$(129,649)
Net loss attributable to noncontrolling interests	(657)	—	(1,349)	—
Net loss attributable to IonQ, Inc.	$(1,054,955)	$(52,496)	$(1,264,045)	$(129,649)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Cost of revenue	$4,247	$1,332	$7,125	$3,392
Research and development	31,766	13,907	125,392	37,840
Sales and marketing	6,560	2,929	16,488	8,157
General and administrative	30,372	6,399	56,361	18,218

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Revenue	$39,866	$12,400	$27,466	222%

Revenue increased by $27.5 million, or 222%, to $39.9 million for the three months ended September 30, 2025, from $12.4 million for the three months ended September 30, 2024. The increase was primarily driven by progress on arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Cost of revenue

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$21,253	$6,515	$14,738	226%

Cost of revenue increased by $14.7 million, or 226%, to $21.3 million for the three months ended September 30, 2025, from $6.5 million for the three months ended September 30, 2024. The increase was driven primarily by an increase in labor costs to service contracts for the three months ended September 30, 2025, as well as an increase in materials costs related to quantum networking products.

Research and development

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Research and development	$66,298	$33,178	$33,120	100%

Research and development expense increased by $33.1 million, or 100%, to $66.3 million for the three months ended September 30, 2025, from $33.2 million for the three months ended September 30, 2024. The increase was primarily driven by an increase of $27.0 million in payroll-related expenses, including an increase in stock-based compensation of $17.9 million, as a result of increased headcount and new equity grants, and a $3.1 million increase in materials, supplies and equipment costs. The remaining increase is due to an increase in costs to support research and development initiatives, including a $2.5 million increase in professional service fees and allocated overhead costs.

Sales and marketing

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Sales and marketing	$14,441	$6,630	$7,811	118%

Sales and marketing expense increased by $7.8 million, or 118%, to $14.4 million for the three months ended September 30, 2025, from $6.6 million for the three months ended September 30, 2024. The increase was primarily driven by an increase of $5.9 million of payroll-related expenses, including an increase in stock-based compensation of $3.6 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives.

General and administrative

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
General and administrative	$82,505	$14,322	$68,183	476%

General and administrative expenses increased by $68.2 million, or 476%, to $82.5 million for the three months ended September 30, 2025, from $14.3 million for the three months ended September 30, 2024. The increase was primarily driven by an increase of $39.2 million of payroll-related expenses, including an increase in stock-based compensation of $24.0 million, as a result of increased headcount and new equity grants, and an increase of $27.0 million professional service fees and allocated overhead costs, including a $16.4 million increase in acquisition transaction and integration costs.

Depreciation and amortization

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Depreciation and amortization	$24,182	$4,890	$19,292	395%

Depreciation and amortization expenses increased by $19.3 million, or 395%, to $24.2 million for the three months ended September 30, 2025, from $4.9 million for the three months ended September 30, 2024. The increase was primarily driven by an increase of $13.0 million in amortization expense associated with acquired intangible assets, and increases of $4.0 million in depreciation expense associated with capitalized quantum computing system costs and satellites.

Gain (loss) on change in fair value of warrant liabilities

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$(881,847)	$(3,868)	$(877,979)	NM

NM—Not Meaningful

The change in the fair value of the warrant liabilities was primarily due to the loss recognized for the Series A warrants issued in the third quarter of 2025.

Interest income, net

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Interest income, net	$14,437	$4,508	$9,929	220%

Interest income, net increased by $9.9 million, or 220%, to $14.4 million for the three months ended September 30, 2025, from $4.5 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in the available-for-sale investments balance.

Offering costs associated with warrants

	Three Months Ended September 30,		$	%
	2024	2023	Change	Change
	(in thousands)
Offering costs associated with warrants	$(22,847)	$—	$(22,847)	NM

NM—Not Meaningful

In connection with the issuance of the Series A prefunded and private warrants, $22.8 million of transaction costs were allocated and expensed related to the warrants for the three months ended September 30, 2025.

Income tax benefit (expense)

	Three Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Income tax benefit (expense)	$4,438	$(16)	$4,454	NM

NM—Not Meaningful

Income tax benefit (expense) increased by $4.5 million to a benefit of $4.4 million for the three months ended September 30, 2025, from an expense of less than $0.1 million for the three months ended September 30, 2024. The increase was primarily driven by a partial release of U.S. federal and state valuation allowances.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Revenue	$68,126	$31,363	$36,763	117%

Revenue increased by $36.8 million, or 117%, to $68.1 million for the nine months ended September 30, 2025, from $31.4 million for the nine months ended September 30, 2025. The increase was primarily driven by progress on arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Cost of revenue

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$33,895	$15,552	$18,343	118%

Cost of revenue increased by $18.3 million, or 118%, to $33.9 million for the nine months ended September 30, 2025, from $15.6 million for the nine months ended September 30, 2024. The increase was driven primarily by an increase in labor costs to service contracts for the nine months ended September 30, 2025, as well as an increase materials costs related to quantum networking products.

Research and development

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Research and development	$209,610	$96,750	$112,860	117%

Research and development expense increased by $112.9 million, or 117%, to $209.6 million for the nine months ended September 30, 2025, from $96.8 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase of $102.9 million in payroll-related expenses, including an increase in stock-based compensation of $82.6 million, as a result of increased headcount and new equity grants, including the replacement awards issued in connection with acquisitions.

Sales and marketing

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Sales and marketing	$33,928	$19,468	$14,460	74%

Sales and marketing expense increased by $14.5 million, or 74%, to $33.9 million for the nine months ended September 30, 2025, from $19.5 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase of $11.9 million of payroll-related expenses, including an increase in stock-based compensation of $8.3 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives.

General and administrative

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
General and administrative	$154,418	$41,395	$113,023	273%

General and administrative expenses increased by $113.0 million, or 273%, to $154.4 million for the nine months ended September 30, 2025, from $41.4 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase of $61.1 million of payroll-related expenses, including an increase in stock-based compensation of $38.1 million, as well as an increase of $49.5 million in professional service fees and allocated overhead costs, including $32.3 million in acquisition transaction and integration costs.

Depreciation and amortization

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Depreciation and amortization	$41,359	$13,150	$28,209	215%

Depreciation and amortization expenses increased by $28.2 million, or 215%, to $41.4 million for the nine months ended September 30, 2025, from $13.2 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase $17.3 million in amortization expense associated with acquired intangible assets, and increases of $6.2 million in depreciation expense associated with capitalized quantum computing system costs and satellites.

Gain (loss) on change in fair value of warrant liabilities

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$(882,930)	$11,398	$(894,328)	NM

NM—Not Meaningful

The change in the fair value of the warrant liabilities was primarily due to the loss recognized for the Series A warrants issued in the third quarter of 2025.

Interest income, net

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Interest income, net	$26,469	$14,108	$12,361	88%

Interest income, net increased by $12.4 million, or 88%, to $26.5 million for the nine months ended September 30, 2025, from $14.1 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in the available-for-sale investments balance.

Offering costs associated with warrants

	Nine Months Ended September 30,		$	%
	September 30,	September 30,	Change	Change
	(in thousands)
Offering costs associated with warrants	$(22,847)	$—	$(22,847)	NM

NM—Not Meaningful

In connection with the issuance of the Series A prefunded and private warrants, $22.8 million of transaction costs were allocated and expensed related to the warrants for the nine months ended September 30, 2025.

Income tax benefit (expense)

	Nine Months Ended September 30,		$	%
	2025	2024	Change	Change
	(in thousands)
Income tax benefit (expense)	$19,695	$(39)	$19,734	NM

NM—Not Meaningful

Income tax benefit (expense) increased by $19.7 million to a benefit of $19.7 million for the nine months ended September 30, 2025, from an expense of less than $0.1 million for the nine months ended September 30, 2024. The increase was primarily driven by a partial release of U.S. federal and state valuation allowances.

Liquidity and Capital Resources

As of September 30, 2025, we had cash, cash equivalents and available-for-sale securities of $1,485.0 million. Excluded from our available liquidity is $6.3 million of restricted cash, which is primarily recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of September 30, 2025, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of available funds from our cash, cash equivalents and investment balances and cash flows from operating activities. However, this determination is based upon internal projections and is subject to changes in market and business conditions. Additionally, in October 2025, we completed an equity offering for aggregate proceeds of $1,980.0 million. We have incurred significant losses since our inception and as of September 30, 2025, we had an accumulated deficit of $1,947.8 million. During the nine months ended September 30, 2025, we incurred net losses of $1,264.0 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

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

Our primary uses of cash and investments are to fund our operations as we continue to grow our business and our investing activities, including capital expenditures, potential acquisitions, and strategic investments. We require a significant amount of cash for expenditures as we invest in ongoing research and development and commercialization of our products. Until such time as we can generate significant revenue from commercializing our quantum computing, networking, and sensing technology, if ever, we expect to finance our liquidity needs through our cash, cash equivalents and investments, as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our quantum computing and networking technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing and networking development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and other our other filings with the Securities and Exchange Commission.

Our material contractual commitments as of September 30, 2025, primarily relate to operating lease commitments. As of September 30, 2025, we have total operating lease obligations of $34.1 million, with $9.0 million payable within 12 months. Other than operating lease commitments, cash requirements for the next 12 months are expected to consist primarily of operating expenses and continued investment in our quantum computers and technology.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(208,677)	$(66,255)
Net cash provided by (used in) investing activities	(873,632)	58,366
Net cash provided by (used in) financing activities	1,377,416	2,414

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

Net cash used in operating activities during the nine months ended September 30, 2025, was $208.7 million, resulting primarily from a net loss of $1,265.4 million, adjusted for non-cash activity, primarily related to stock-based compensation, depreciation and amortization, deferred income taxes, the loss recorded as a result of mark-to-market activity for our warrants, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased compensation costs and costs for materials and supplies to support the production of quantum computing systems, customer contracts, and other research and development activities.

Net cash used in operating activities during the nine months ended September 30, 2024, was $66.3 million, resulting primarily from a net loss of $129.6 million, adjusted for non-cash activity, primarily related to stock-based compensation, and other working capital activities.

Cash flows from investing activities

Net cash used in investing activities during the nine months ended September 30, 2025, was $873.6 million, primarily resulting from purchases of available-for-sale securities of $1,252.4 million, cash paid for acquired businesses, net of cash acquired, of $13.1 million, and additions of $7.6 million of property and equipment, offset by cash received from maturities of available-for-sale securities of $407.7 million.

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

Cash flows from financing activities

Net cash provided by financing activities during the nine months ended September 30, 2025, was $1,377.4 million, primarily resulting from proceeds from the issuance of common stock and warrants, stock options exercised, and warrants exercised.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 10, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors described in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025:

We have experienced significant turnover in our top management, and our business could be adversely affected by these and other transitions in our senior management team.

In 2025, and in particular during the third quarter, as we began to bring on the talent that we believe is necessary to guide us through our next stage of rapid and transformative growth, we experienced significant turnover in our executive ranks and on our Board of Directors.

Management transition, even where initiated by the company, is often difficult and inherently causes some loss of institutional knowledge and a learning curve for new executives, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any such transition, and the time and attention from the board and management needed to train new employees and those of newly acquired and integrated companies could disrupt our business.

Further, we expect to continue to acquire and integrate new businesses, and we cannot guarantee that we will not face turnover in the future. Although we generally enter into employment agreements with our executives, the agreements have no specific duration and our executive officers are at-will employees. As a result, they may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our senior management’s knowledge of our business and industry would be difficult to replace, and any further turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On August 21, 2025, Rima Alameddine, our Chief Revenue Officer, modified a Rule 10b5-1 trading arrangement previously entered into on March 14, 2025. As so modified, the arrangement provides for the potential sale of up to 239,280 shares of our common stock, subject to certain conditions, and has an expiration date of November 27, 2026. Sales under the modified trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1.

On September 11, 2025, Kathryn Chou, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 27,757 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is December 18, 2026. Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1.

On September 11, 2025, Gabrielle Toledano, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 3,373 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is November 27, 2026. Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1.

Item 6. Exhibits.

(a) Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1^	Share Purchase Agreement, dated as of June 7, 2025, by and among IonQ, Inc., Oxford Ionics Limited, the Sellers (as defined therein), and Oxford Science Enterprises plc, solely in its capacity as the representative of the Sellers.		X	8-K	2.1	June 9, 2025

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	8-K	3.1	April 22, 2025

4.1	Registration Rights Agreement, dated as of September 16, 2025, by and among IonQ, Inc. and Oxford Science Enterprises plc.		X	8-K	10.1	September 17, 2025

4.2	Registration Rights Agreement, dated as of July 11, 2025, by and between IonQ, Inc. and Shareholder Representative Services LLC.		X	8-K	10.1	July 15, 2025

4.3	Series A Warrant Agreement, dated as of July 9, 2025, by and between IonQ, Inc. and Continental Stock Transfer & Trust Company, as warrant agent.		X	8-K	4.1	July 9, 2025

4.4	Form of Series A Warrant (included in Exhibit 4.3 hereto).		X	8-K	4.2	July 9, 2025

10.1+	Offer Letter, dated September 2, 2025, by and between IonQ, Inc. and Inder M. Singh.	X

10.2+	Offer Letter, dated July 9, 2025, by and between IonQ, Inc. and Paul T. Dacier.	X

10.3+	Offer Letter, dated September 3, 2025, by and between IonQ, Inc. and Dean Acosta.	X

10.4+	Offer Letter, dated September 4, 2025, by and between IonQ, Inc. and Robert Cardillo.	X

10.5+	Separation Agreement, dated August 5, 2025, by and between IonQ, Inc. and Peter Chapman.	X

10.6+	Amended and Restated Non-Employee Director Compensation Policy.	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

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

IonQ, Inc.

Date: November 5, 2025	/s/ Niccolo de Masi
	Name:	Niccolo de Masi
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	/s/ Inder M. Singh
	Name:	Inder M. Singh
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)