Form 10-K
period 2025-12-31
IonQ, Inc.
filed 2026-02-25
CIK 1824920

f ...s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $42.97, per share of the Registrant’s common stock on the New York Stock Exchange on June 30, 2025, was $11.5 billion. This calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of registrant’s common stock outstanding as of February 18, 2026 was 366,640,756.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Item 10 through Item 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934, as amended.

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

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website at investors.ionq.com, press releases, filings with the U.S. Securities and Exchange Commission, or SEC, and public conference calls and webcasts. We also use IonQ’s blog and the following social media channels as a means of disclosing information about the Company, our products and services, our planned financials and other announcements and attendance at upcoming investor and industry conferences, and other matters. This is in compliance with our disclosure obligations under Regulation FD:

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

GLOSSARY OF SELECTED TERMINOLOGY

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to the following terms have the respective meanings as defined below:

Barium: A silvery rare-earth metal, atomic number 56, that can be used as a qubit for quantum computing. IonQ uses barium in its next generation systems because its slightly more complex structure offers higher fundamental gate and readout fidelities when controlled correctly, and because it primarily interacts with light in the visible spectrum, allowing additional opportunities for standard fiber-optic and chip-integrated technologies in parts of the system.

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

Electronic Qubit Control, or EQC: The process of using electronic control (as opposed to lasers) to manipulate the quantum state of the qubits, which enables the qubit control mechanisms to be efficiently integrated into a microfabricated chip.

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

Logical Qubit: Groups of physical qubits that are logically combined using techniques called error correction encoding with the goal of having them act together as one much higher-quality qubit for computational purposes.

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

Quantum Bit, or Qubit: The quantum equivalent of bits in classical computing, able to exist in a superposition of states and be entangled with other qubits.

Quantum Circuit: A collection of quantum logic gates to be run in a specific order on a given set of qubits.

Quantum Logic Gates: Gates used to manipulate the state of qubits, including putting them in superposition states and creating entanglement.

Quantum Networking: Interconnecting multiple quantum processing units to enable communication or computation using photonic interconnects or entanglement to facilitate the distribution of information or computation.

Quantum Processing Unit, or QPU: A complete system made up of physical qubits and the apparatus for controlling them.

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

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” “could” or similar language are intended to identify forward-looking statements. These forward-looking statements include statements concerning the following:

•
our financial and business performance, including financial projections and business metrics;
•
changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•
our ability to complete and realize the benefits of current and future acquisitions or investments, including the pending acquisition of SkyWater Technology, Inc.;
•
our ability to effectively integrate operations of entities we have acquired or may acquire and achieve synergies;
•
the implementation, market acceptance and success of our business model and growth strategy;
•
our expectations and forecasts with respect to market opportunity and market growth;
•
future trading prices of our common stock and the factors impacting such stock prices;
•
the efficacy of our internal controls, policies and procedures;
•
our product development timeline;
•
our ability to sell full quantum technologies to customers, either over the cloud or on premises;
•
the ability of our products and services to meet customers’ compliance and regulatory needs;
•
our dependence in certain cases on a limited number of customers and end customers;
•
the performance of, and our relationships with, our third-party suppliers and manufacturers;
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
•
the impact of global economic and political developments, including the macroeconomic impacts of fluctuations in inflation and interest rates and ongoing overseas conflicts, on our business, as well as the value of our common stock and our ability to access capital markets;
•
the impacts from export control and technology export restrictions;
•
the effects of existing and developing laws, rules, regulations and other legal obligations;
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

Item 1. Business.

Overview

IonQ is the world’s first and only quantum platform company. We operate in every theater: in space, in the air, on land and at sea, where we seek to deliver the full promise of quantum, across computing, networking, sensing and security. We believe that we have the clearest path to fault-tolerant quantum computing, and a repertoire of networking, sensing and security products that will form the backbone of a global quantum infrastructure.

We are developing quantum computers designed to solve some of the world’s most complex problems and transform business, society and the planet for the better. We believe that our proprietary technology, our architecture and the technology exclusively available to us through license agreements will offer us advantages both in research and development and in the commercial value of our product offerings.

Today, we sell specialized quantum computing hardware, together with complementary products and services, such as quantum networking, quantum sensing and quantum security products and associated maintenance and support. We also sell access to several quantum computers of various qubit capacities and are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available through three major cloud platforms, Amazon Web Services’, or AWS’s, Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace, and also to select customers via our own cloud service. This cloud-based approach enables the broad availability of quantum-computing-as-a-service, or QCaaS.

We supplement our offerings with professional services focused on assisting our customers in applying quantum computing and our quantum networking, quantum sensing and quantum security solutions to their businesses. We also sell full quantum computing systems to customers, either over the cloud or on premises. Additionally, through a network of satellites, we offer data-as-a-service products to customers, including synthetic-aperture radar imaging, and through combining our satellite platform with our quantum sensing products, we intend to offer advanced quantum positioning, navigation and timing services in the future.

We are still in the early stages of commercial growth. Since our inception, we have incurred significant operating losses. Our net losses attributable to IonQ, Inc. were $510.4 million, $331.6 million and $157.8 million, for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1,194.1 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of physical and logical qubits and higher levels of qubit performance than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

From time to time, we have acquired or invested in complementary businesses, and intend to continue to consider making such acquisitions and investments. For more information on recent acquisitions and investments and their impact on our business, refer to

Note 3, Business Combinations, Note 5, Fair Value Measurements, and Note 22, Subsequent Events, in the notes to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The Quantum Opportunity

Throughout human history, technological breakthroughs have dramatically transformed society and altered the trajectory of economic productivity. In the 19th century, it was the industrial revolution, powered by the scientific advances that brought us steam-powered machines, electricity and advanced medicine. These technologies drastically improved human productivity and lengthened life expectancy.

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

However, as transformative as computing has been, many classes of problems strain the ability of classical computers, and some will never be solvable with classical computing. In this traditional binary approach to computing, information is stored in bits that are represented logically by either a 0 (off) or a 1 (on). Quantum computing uses information in a fundamentally different way than classical computing. Quantum computers are based on quantum bits, or qubits, a fundamental unit that can exist in both states 0 and 1 simultaneously (superposition). As a result, we believe that quantum computers can address a set of problems classical computing may never solve. The types of problems that currently defeat classical computing include the simulation of quantum systems (e.g., in materials science or pharmaceuticals); number factoring for decryption; and complex optimization problems. Many of these problems are fundamental, involving society’s most pressing needs, such as how to live sustainably on our planet, how to cure diseases and how to efficiently move people and goods. Classical computers cannot solve these problems because the calculations would take far too long (i.e., millions to trillions of years) or because the problems involve quantum systems that are far too complex to be represented on a classical computer, even if their remarkable pace of development were to continue indefinitely. While these problems are not solvable by today’s quantum computers, we believe that a quantum computer currently offers the best possibility for computational power that could be used to solve them.

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

Our Strategy

As the world’s only quantum platform company, and the leading quantum computing company, we aim to advance the new quantum era. We intend to fulfill our mission by:

•
Leveraging Our Technology. We believe that our technology offers substantial technological advantages compared to other competing quantum computing systems. We intend to build upon our technological lead by leveraging our world-class team of leaders and engineers who are pioneers in quantum computing, with proven track records in innovation and technical leadership. To date, we have developed and assembled many generations of quantum computer prototypes and systems, have constructed quantum operating systems and software tools and have worked with leading cloud vendors, quantum programming languages and quantum software development kits, or SDKs.
•
Accelerating Our Roadmap by Acquiring the Best Minds and Technologies. In the past year, we have moved to accelerate our roadmap and cement our position as the world’s only quantum platform company, and its leading quantum computing company, by hiring world class talent and acquiring complementary businesses. For example, in September 2025, we acquired Oxford Ionics Limited, which we believe will accelerate our quantum computing roadmap by using Electronic Qubit Control (EQC) to leverage semiconductor production and scaling. Similarly, in May 2025, we acquired Lightsynq Technologies, Inc., which provided us access to a world-class R&D team and photonic interconnect technology, which we believe will enable higher-performance quantum networking solutions. We also cemented our leadership in quantum networking, quantum sensing and quantum security with our acquisitions of id Quantique SA,

Vector Atomic, Inc., Capella Space Corp. in 2025, and of Skyloom Global Corp. in January 2026. Similarly, on January 26, 2026, we announced the currently-pending acquisition, which we refer to as the SkyWater Acquisition, of SkyWater Technologies, Inc., which we refer to as SkyWater, and which we believe will accelerate our roadmap by providing us with embedded access to a secure quantum foundry.
•
Selling Direct Access to Quantum Computers. We sell specialized quantum computing, quantum networking and quantum sensing hardware to select customers, complemented by access to quantum experts and algorithm development capabilities. We sell computers, partial computers and direct access to IonQ-owned computers. We believe that by offering direct access to quantum computing, supplemented by our professional services, we can assist select customers in deepening their application of quantum solutions.
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
•
Continuing to Enhance Our Proprietary Position. We have an extensive patent portfolio and other intellectual property rights that protect our valuable technology. We intend to continue to drive innovation in quantum and seek intellectual property protection where appropriate to enhance our proprietary technology position.
•
Developing a Worldwide Quantum Ecosystem. While developing and commercializing quantum computers is our central goal, we also believe that establishing a global quantum ecosystem is critical. We have recently begun to do this, by developing and acquiring quantum networking, quantum sensing and quantum security products and services to complement our quantum computers and, if they are commercialized, those of our competitors. We have also taken steps to establish a quantum ecosystem by partnering with leading universities, enterprises, governmental agencies and non-profits to accelerate innovation, distribution and commercialization of quantum products and services.

Market Opportunity: A Future Driven by Quantum

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

Quantum Machine Learning

Quantum computers can generate probability distributions that cannot be efficiently simulated on a classical computer. Similarly, there are probability distributions that can only be efficiently distinguished from each other using a quantum computer. In these examples, models using quantum circuits can be used to capture complex internal structures in the data set much more effectively than classical models. In other words, quantum computers can “learn” things that are beyond the capabilities of classical computers. Quantum computing is likely to offer new machine-learning modalities, greatly improving existing classical machine learning when used in tandem with it. Examples of areas where quantum machine learning could have an impact are risk analysis in finance, natural language processing, and classification of multivariate data such as images and chemical structures. Machine learning is used broadly in industry today, and we believe quantum machine learning could have a similarly broad impact.

As with any completely new technology, the use cases we imagine today are only a subset of the opportunities that will emerge if future generations of more powerful quantum computers are successfully developed, as users understand the power of quantum algorithms.

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

Given the substantial research and development required to build a modern quantum computer that is both functional and practical, industry experts describe the remaining challenges in quantum computing to achieve quantum advantage as being solved in three phases. Although none of these challenges have yet been fully solved, we believe that we are well positioned to do so. A 2019 publicly available report by a leading third-party consulting firm describes these phases—and the associated technical barriers—as paraphrased below:

•
Noisy and intermediate-scale quantum, or NISQ, computers: The earliest stage of development will see component demonstrations and intermediate-scale system development with limited commercial application. The main technical barrier involves the mitigation of errors through improved fabrication and engineering of underlying qubit devices and advanced control techniques for the qubits. These devices are used for developing and validating fundamentally new quantum approaches to tackling difficult problems, but are not expected to generate substantial commercial revenues.
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

•
Fault-tolerant quantum computing, or FTQC: This last stage will see large modular quantum computers with enough power to tackle a wide array of commercial applications relevant to many sectors of the economy. At this stage, classical computers are expected to no longer compete with quantum computers in many fields. The technical barrier will be the adoption of a modular quantum computer architecture that allows the scalable manufacturing of large quantum computer systems.

In a 2025 update of the previously referenced publicly available report, the third-party consulting firm detailed over $50 billion in total government and private investment in quantum technology and estimated up to $2 trillion in economic value from quantum computing in the next ten years.

Building a Quantum Computer

Requirements for Building Useful Quantum Computers

Quantum computers are difficult to build and operate because the physical system of qubits must be nearly perfectly isolated from its environment to faithfully store quantum information. Yet the system must also be precisely controlled through the application of quantum gate operations, and it must ultimately be measured with high accuracy. A practical quantum computer or network requires well-isolated, near-perfect qubits that are cheap, replicable and scalable, along with the ability to initialize, control and measure their states. Breakthroughs in physics, engineering and classical computing were prerequisites for building a quantum computer or network, which is why for many decades the task was beyond the limits of available technology.

To execute computational tasks, a quantum computer must be able to initialize and store quantum information in qubits, operate quantum gates to modify information stored in qubits and output measurable results. Each of these steps must be accomplished with sufficiently low error rates to produce reliable results. Moreover, to be practical, a quantum computer must be economical in cost and scalable in compute power (i.e., the number of qubits and the number of gate operations) to handle real world problems.

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
•
Trapped ion qubits are well-isolated from environmental influences: When a quantum system interacts with its environment, the quantum state loses coherence and is no longer useful for computing. For example, in a superconducting qubit, the qubit tends to lose its coherence within approximately 10 to 50 microseconds. Even neutral atoms are perturbed to some extent when they are trapped in space. In contrast, trapped ion qubits are confined by electric fields in an ultra-high vacuum environment and their internal qubits are hence perfectly isolated. As a result, the coherence of trapped ions can be preserved for about an hour, and may be able to be preserved for longer if isolation technology improves. Longer coherence times mean more computations can be performed before noise overwhelms the quantum calculation and are key to minimizing the overhead of error correction needed for large-scale quantum computers.
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
•
All-to-all connectivity: In superconducting and other solid-state architectures, individual qubits are connected by physical wires, so a particular qubit can only communicate with a further-removed qubit by going through the qubits that lie in-between. In the trapped ion approach, however, qubits are connected by electrostatic repulsion rather than through physical wires. As a result, qubits in our existing systems can directly interact with any other qubit in the system. Our modular architecture benefits from this flexible connectivity, significantly reducing the complexity of implementing a given quantum circuit.
•
Ion traps require no novel manufacturing capabilities: Ion trap chips consist of electrodes and their electrical connections, which are built using existing technologies. The trap chips themselves are not quantum materials. They simply provide the conditions for the ion qubits to be trapped in space, and in their current state, they can be fabricated with existing conventional and standard silicon or other micro-fabrication technologies. By contrast, solid-state qubits, such as superconducting qubits or solid-state silicon spins, require exotic materials and fabrication processes that demand atomic perfection in the structures of the qubits and their surroundings; fabrication with this level of precision is an unsolved challenge.

Significant Barriers to Entry

Alongside the benefits of the trapped ion approach, there are several challenges inherent in it that serve as barriers to entry, strengthening the advantages of our systems. These key challenges include:

•
Coherent control systems: One of the challenges of trapped ion quantum computing is the coherent control system, including electronics and lasers, and the degree to which they must be stable to operate the system. We believe that EQC, which integrates critical components into our ion trap chips in a way that we believe is not only highly manufacturable and scalable, but also increases the ultimate computing performance, is a solution to this challenge.
•
Ultra-high vacuum, or UHV, technology: The conventional method to achieve UHV conditions for ion trapping experiments involves using vacuum chamber designs with carefully chosen materials, assembly procedures with cumbersome electrical connections, and a conditioning procedure to prepare and bake the chamber at elevated temperatures for extended periods of time. We have developed new approaches, such as environmental conditioning, that we believe will substantially reduce the time and cost to prepare the UHV environment to operate the quantum computer.
•
Executing high fidelity gates with all-to-all connectivity: While trapped ion qubits feature the highest fidelity entangling gates, it is nevertheless a major technical challenge to design a control scheme that enables all qubits in a system to efficiently form gates with each other under full real-time software control. We believe that we have developed control schemes that will allow us to implement fully programmable, fully connected gate schemes in our system in a way that scales efficiently.
•
Slow gate speeds: Compared to their solid-state counterparts, trapped ions are widely believed to have slow gate speeds. While slow gate speeds are the case for many systems in operation today, both theoretical analyses and experimental demonstrations suggest this may not be a fundamental limit of trapped ion qubits (although this has not yet been demonstrated in commercial applications). In fact, high-fidelity gates with speeds comparable to those of solid-state qubits have been realized in several research laboratories. We expect that our future quantum computers based on barium ions will be faster, more powerful, more easily interconnected and will feature more uptime for customers. Moreover, we believe that as systems with other qubit technologies scale up, their restricted connectivity and high error-correction overhead will significantly slow down their overall computation time, which we believe will make the trapped ion approach more competitive in terms of operational speed.

Our Trapped Ion Implementation

The specific implementation of our trapped ion systems leverages the inherent advantages of the substrate and creates what we believe is a path for building stable, replicable and scalable quantum computers.

Trapped Ion Infrastructure

Our systems are built on individual atomic ions that serve as the computer’s qubits. Maintaining identical, replicable and cost-effective qubits is critical to our potential competitive advantage, and we have developed a process to produce, confine and manipulate atomic ion qubits.

To create trapped atomic ion qubits using our approach, a solid source containing the element of interest is either evaporated or laser-ablated to create a vapor of atoms. Laser light is then used to strip one electron selectively from each of only those atoms of a particular isotope, creating an electrically charged ion. Ions are then confined in a specific configuration of electromagnetic fields created by the trapping structure (i.e., the ion trap), to which their motion is confined due to their charge. The trapping is done in a UHV chamber to keep the ions well isolated from the environment. Isolating and loading a specific isotope of a specific atomic species ensures each qubit in the system is identical. Two internal electronic states of the atom are selected to serve as the qubit for each ion. The two atomic states have enough frequency separation that the qubit is easy to measure through fluorescence detection when an appropriate laser beam is applied.

To build quantum computers, many atomic ions are held in a single trap and the repulsion from their charges naturally forces them into stable arrays of qubits. The qubits are highly isolated in the UHV chamber, only perturbed by occasional collisions with residual molecules in the chamber, which provides near-perfect quantum memory that lasts much longer than most currently envisioned quantum computing tasks require. The qubits are initialized and measured through a system of external gated laser beams. An additional set of gated laser fields or electronic control fields applies a force to selected ions and modulates the electrical repulsion between the ions. This process allows the creation of quantum logic gates between pairs of qubits, which by software control and reconfiguration enables quantum control of the entire system of qubits.

System Modularity and Scalability

Today, all qubits in our systems are stored on a single chip, referred to as a quantum processing unit, or QPU. By using EQC, we believe we can efficiently parallelize these operations, and scale up these devices by what we expect to be many orders of magnitude by scaling the qubit array in two dimensions.

In addition to increasing the number of qubits per QPU, we believe we have identified, and we are currently developing, the technology needed to connect qubits between trapped ion QPUs, which may be commercially viable in the future. This technology, known as a photonic interconnect, uses light particles to communicate between qubits while keeping information stored stably on either end of the interconnect. The basic protocol for this photonic interconnect between ion traps in two different vacuum chambers was first realized in 2007. We believe this protocol can be combined with all-optical switching technology to enable multi-QPU quantum computers at large scale. We have assembled a team with deep expertise in photonics and are designing photonic interconnects that will enable our systems to compute with entangled qubits spanning multiple QPUs.

Our quantum architecture is modular, meaning that if development of this architecture is successful, the number of qubits in a QPU, or the number of QPUs in a system, could be scaled. Also, by allowing for each qubit in a system to entangle with any other qubit in that system, we believe that a system’s number of quantum gates could increase rapidly with each additional qubit added. This all-to-all connectivity is one of the key reasons we believe our systems will be computationally powerful. Notably, our architectural approach to scaling quantum computers across several QPUs has also contributed to our quantum networking.

Gate Configuration

Our qubits are manipulated (for initialization, detection and forming quantum logic gates) by directing specific laser beams or EQC fields onto the trapped ions. Our systems employ a set of lasers, electrodes and antennae to deliver signals precisely tailored to achieve this manipulation. An operating system manages the quantum computer, maintaining the system in operation. It includes software toolsets for converting quantum programs from users into a set of instructions the computer hardware can execute to yield the desired computational results. To support system access from the cloud, we offer cloud management tools and application programming interfaces that permit programming jobs to run remotely.

Our quantum gates are fully programmable in software; there is no “hard-wiring” of qubit connections in the quantum computing hardware. The structure of a quantum circuit or algorithm can therefore be optimized in software, and the appropriate control fields can then be generated, switched, or modulated to execute any pattern of gate interactions. Our programmable gate configurations make our systems adaptable. Unlike quantum computer systems that are limited to a single class of problems due to their architecture, we believe that any computational problem with arbitrary internal algorithmic structure could be optimized to run on our system, although this has not been demonstrated at scale.

Quantum Error Correction

A key milestone in building larger quantum computers is achieving fault-tolerant quantum error-correction. In quantum error-correction, individual physical qubits prone to errors are combined to form an error-corrected qubit (sometimes referred to as a logical qubit) with a much lower error rate. Determining how many physical qubits are needed to form a more reliable logical qubit (the resource “overhead”) depends on both the error rate of the physical qubits and the specific error-correcting codes used. In 2020, a team of researchers at the University of Maryland, including some current IonQ employees, demonstrated the first fault-tolerant error-corrected qubit using 13 trapped ion qubits. In 2025, we announced that we were the first and, to date, only quantum computing company to achieve two-qubit gate fidelity of 99.99%. Our unique architecture aims to code quantum error-correction in hardware and software, with the goal of allowing varying levels and depths of quantum error-correction to be deployed as needed. Because the ion qubits feature very low idle and native error rates and are highly connected, to achieve the first useful quantum applications we expect the error-correction overhead to be significantly lower than other approaches.

We believe our architectural decisions will make our systems uniquely capable of achieving scale. We have published a roadmap for scaling to larger quantum computing systems, with concrete technological innovations designed to significantly improve the performance of the systems. Meeting the milestones included in our roadmap is not guaranteed and is dependent on various technological advancements, which could take longer than expected to realize or turn out to be impossible to achieve. We believe that, with engineering advancements and firsts yet to be achieved, our quantum computers will become increasingly compact and transportable, opening up future applications of quantum computing at the edge.

We are targeting a Modular Architecture, Designed to Scale, resulting in Cheaper Compute Power for Each Generation

The scaling of classical computer technology, which unlocked continuously growing markets over many decades, was driven by exponential growth in computational power coupled with exponential reduction in the cost of computational power for each generation (Moore’s law). The key economic driver permitting the expansion of digital computer applications to new segments of the market was this very phenomenon of capability doubling in each generation with costs rising only modestly. We believe the scaling of quantum computing may follow a similar trajectory: as the compute performance available in each generation scales, the per- qubit cost is also reduced and enables true scaling of quantum computers. Our systems have benefited from years of architectural focus on scalability that addresses per-qubit cost and, as such, we believe that if we are able to successfully solve remaining scalability challenges, these systems may become increasingly powerful and accessible in tandem.

At the heart of our approach is the scalable unit cell architecture that may enable such growth. We expect our future systems to be built of QPUs designed from many identical unit cells, and of many QPUs working together as a large quantum computer, similar to how classical data centers are designed, constructed and operated today. Our engineering effort is focused on reducing the size, weight, cost and power consumption of the QPUs that will be the center of each generation of the modular quantum computer, while increasing the number of QPUs manufactured each year. We intend to focus on achieving these engineering efforts over the next several years. If successful, we expect that we may be able to achieve compact, lightweight and reliable quantum computers, which can be deployed at the edge, similarly to how personal computers have enabled new applications for both government and commercial use.

Our Business Model

Quantum Hardware and Compute Access Model

As quantum hardware matures, we expect the quantum industry to increasingly focus on practical applications for real-world problems, known as quantum algorithms. Today, we believe that there are a large number of quantum algorithms widely thought to offer advantages over classical algorithms in that each of these algorithms can solve a problem more efficiently, or in a different manner, than a classical algorithm. Our business model is premised on the belief that businesses with access to quantum technologies will likely have a competitive advantage in the future.

We sell quantum hardware, and provide quantum computing services, complemented by access to quantum experts and algorithm development capabilities, designed to solve some of the most challenging issues facing corporations, governments and other large-scale entities today. We manufacture, own and operate quantum systems, with compute units being sold to customers through system hardware sales and on a QCaaS basis, and with an expanding platform of networking, sensing, security and infrastructure units being offered through hardware sales and as service offerings. We also manufacture specialized quantum computers for specific use cases for customers including government agencies.

We expect our target markets to experience two stages of quantum algorithm deployment: the development stage and the application stage. We expect our involvement in these two stages, to the extent they take place, to be as follows:

•
During the development stage, our experts will assist customers in experimenting with or developing a quantum solution to their business challenges. Customers may be expected to pay for quantum hardware or access to IonQ-owned quantum computers, in addition to an incremental amount for the consulting and development services provided in the creation and customization of the hardware or other solutions. We may choose to sell these hardware and services to customers in a variety of ways. In this stage, we expect revenue to be unevenly distributed, with individual customers potentially contributing to peaks in revenue recognition.
•
During the application stage, once a solution or algorithm is fully developed for a market, we anticipate that customers would be charged to run the algorithm on our hardware or to purchase a commoditized solution. Given the mission critical nature of the use cases we anticipate quantum will attract, we believe this will result in a steady stream of revenue while providing the incremental ability to grow with customers as their use case complexity and inputs scale.

Our Quantum Platform Customer Journey

In each new market that stands to benefit from quantum, we intend to guide our customers and partners through two stages: the development phase and the application phase.

Development Phase: This first stage focuses on quantum use case development and we expect it to involve deep partnerships between us and our customers to lay the groundwork for applying quantum solutions to the customer’s industry. We also anticipate uneven revenue for this period given that the quantum market is still nascent. We expect the development phase for each market to be characterized by the following go-to-market channels:

•
Co-development of quantum applications with strategic partners. We intend to form long-term partnerships with select industry-leading companies (aligned with our technology roadmap) to co-develop end-to-end solutions for the partner and to provide an early-adopter advantage to the partner in their industry. IonQ has announced co-development agreements with Ansys for computer aided design and engineering, the Centre for Commercialization of Regenerative Medicine, for

advanced therapeutics optimization, and with the US Defense Advanced Research Projects Agency to help establish the next generation of benchmarking for quantum computers.
•
Preferred compute agreements with clients. We expect our preferred offerings to give the customer’s application engineers direct access to our cutting-edge quantum systems, as well as technical support to pursue their solution development.
•
Dedicated hardware. We sell certain specialized quantum hardware to customers. We also manufacture and sell complete quantum systems for dedicated use by a single customer, to be hosted on premises by the customer or remotely by us.
•
Cloud access to quantum computing. Our current and future cloud partnerships with AWS’s Braket, Microsoft’s Azure Quantum, Google’s Cloud Marketplace and other cloud providers are designed and will continue to be designed to make access to quantum computing hardware available to a broader community of quantum programmers.

Application Phase: This second phase is expected to commence if we are successful in demonstrating the commercial viability of quantum advantage in the industry and can therefore commence with developing commercial applications and applying that advantage broadly throughout the market with new customers.

•
Delivery of a full-scale quantum compute platform. For customers who have worked alongside us in the development phase to curate deep in-house technical expertise in quantum capabilities at the time quantum advantage is achieved for the customer’s application, our preferred agreements, cloud offerings, and dedicated hardware sales are expected to offer sufficient quantum capacity.
•
Packaged solution offerings. When appropriate, we may develop fully enabled quantum solutions that can be provided directly to customers, regardless of their in-house quantum expertise.
•
Accelerated high-impact applications development. We intend to provide opportunities for accelerated applications development to customers seeking compressed development timelines to solve some of their biggest problems and drive efficiencies.

We expect the technical complexity of the solutions required for quantum algorithms to address how each application area will impact the timing of that market’s inflection point and transition from the development phase to the application phase. We expect computational chemistry and life sciences optimization to be among the first solutions to transition into broadly available applications. Additional markets taking advantage of quantum research and optimization speed-ups may come online next if broad-scale quantum advantage becomes accessible. If our quantum computers achieve full-scale fault tolerance, a diverse array of industries, ranging from quantum-enabled AI and machine learning to complex optimizations, may be able to be transitioned to the application phase. We believe that quantum technologies have the potential to impact many companies’ business models and be used to create new use cases and opportunities.

Establishing the Quantum Platform

We are a quantum platform company. While the core of our business model is to develop increasingly powerful quantum computers, we also believe that it is critical that we establish and foster an ecosystem of quantum products and services that complement our quantum computers to drive broad quantum adoption. To this end, we now offer a variety of quantum networking, quantum sensing and quantum security products and services that not only enable customers who already use our quantum computing products to deepen their exposure to quantum solutions, but also permit us to commercialize with customers looking to explore a more expansive quantum platform.

Beyond offering this vast suite of quantum products and services, we also aim to broaden the quantum ecosystem by working with key institutions, such as our partnership, announced in November 2025, with the University of Chicago to expand quantum research. This partnership spans quantum computing, quantum services and algorithm development and quantum networking. By doing so, we believe we will accelerate adoption of quantum technology in general and our products and services in particular.

Customers and Prospects

Quantum Computing Hardware

We sell certain specialized quantum computing hardware to customers. We are also engaged with certain prospects who are interested in purchasing partial or entire quantum computing systems, either on the cloud or on premises.

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

Quantum Networking

We build networks that connect computers, quantum or classical, to each other, and devices that permit the transmission of information encoded in photons across satellite and fiber optic cable infrastructure.

Quantum Sensing

We build quantum sensing devices and atomic clocks that enable timekeeping, time synchronization, orientation and navigation that is more precise and accurate than standard technologies (e.g., GPS). Our technologies have already been deployed on land, at sea and in the air.

Quantum Security

We provide quantum-safe encryption hardware and software technology that allows customers to leverage the fundamental principles of quantum mechanics to safeguard their data assets.

Constellation-Based Data

Our Capella Space Corp. subsidiary also provides a satellite-based data-as-a-service product to customers based on synthetic aperture radar, or SAR, imaging.

Government Agencies

Our customers, potential customers and partners include government agencies such as the United States Air Force Research Lab, Defense Advanced Research Projects Agency and Oak Ridge National Laboratory. Government agencies and large organizations often undertake a significant evaluation process. Our contracts with government agencies are typically structured in phases, with each phase subject to satisfaction of certain conditions and risks, including those discussed in Item 1A of Part I, “Risk Factors,” under the heading “Contracts with U.S. federal and state and international government agencies are subject to a number of challenges and risks.”

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

Several other companies use a trapped ion quantum computing approach similar to ours, including Quantinuum Ltd. and Alpine Quantum Technologies GmbH. These companies share the fundamental advantages of the atomic qubit enjoyed by our approach. The differences between our technology and that of these companies lies in our processor architecture, system design and implementation and our strategies to scale. Based on publicly available information, Quantinuum processors operate with the application circuits broken down to a small number of quantum interaction zones, with the ion qubits being shuttled into and out of these zones between each gate operation. We have designed our newer generation processor cores instead to involve a highly parallelized architecture, which we believe is enabled by parallel signal delivery by EQC. We expect this to allow us to compile algorithms highly efficiently by carrying out many gate operations in parallel. At scale, we believe these architectural features will confer benefits in the speed and efficiency of running algorithms while being highly input/output resource efficient.

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

Intellectual Property

We maintain a broad intellectual property portfolio that spans a range of technologies relating to our business. We rely on a combination of the intellectual property protections afforded by patent, copyright, trade secret and trademark laws in the United States and other jurisdictions, as well as license agreements and other contractual protections, to establish, maintain and enforce rights protecting our business and proprietary technologies. We pursue patent protection as a key part of our overall strategy for safeguarding intellectual property. Unpatented research, development, know-how and engineering skills protected by trade secret and other laws are also an important part of our intellectual property portfolio.

As of January 31, 2026, we own or control 610 issued patents and 514 pending patent applications, with expiration dates through 2043. We own or control 113 registered U.S. or international trademarks and 19 pending U.S. or international trademark applications.

We also license technologies and intellectual property rights from third parties where necessary or beneficial to our businesses. As of January 31, 2026, we have exclusive licenses to 131 third-party patents in several technology areas, including licenses from the University of Maryland and Duke University.

Human Capital Management

Our employees are critical to our success. As of December 31, 2025, we had a 1,132 person-strong team of quantum hardware and software developers, engineers and general and administrative staff. Approximately 14% of our full-time employees are based in the greater Washington, D.C. metropolitan area and approximately 18% of our full-time employees are based in the greater Seattle metropolitan area. We also engage a number of consultants and contractors to supplement our permanent workforce. A majority of our employees are engaged in research and development and related functions, and a significant portion of our research and development employees hold advanced engineering and scientific degrees, including many from the world’s top universities.

To date, we have not experienced any work stoppages and maintain good working relationships with our employees. None of our employees are subject to a collective bargaining agreement or are represented by a labor union at this time.

Corporate Information

IonQ, Inc., formerly known as dMY Technology Group, Inc. III, which we refer to as dMY, was incorporated in the state of Delaware in September 2020, and formed as a special purpose acquisition company. Our wholly owned subsidiary, IonQ Quantum, Inc., was formerly known as IonQ, Inc., and which we refer to as Legacy IonQ, was incorporated in the state of Delaware in September 2015. On September 30, 2021, Legacy IonQ was acquired by dMY in a de-SPAC transaction, at which time dMY changed its name to IonQ, Inc. and Legacy IonQ changed its name to IonQ Quantum, Inc. We refer to this transaction as the De-SPAC Transaction.

Our principal executive offices are located at 4505 Campus Drive, College Park, MD 20740, and our telephone number is (301) 298-7997. Our corporate website address is www.ionq.com. Information contained on or accessible through our website is not a part of or otherwise incorporated by reference into this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

Available Information

Our website address is www.ionq.com. We make available on our website, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The information found on our website is not incorporated by reference into this Annual Report or any other report we file with or furnish to the SEC.

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

Summary of Risk Factors

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
•
We have experienced in the past, and could also suffer in the future, disruptions, outages, defects and other performance and quality problems with our quantum computing systems, our private cloud, or other information systems, our research and development activities, our facilities, our other fixed assets, or with the public cloud, internet, and other infrastructure on which they rely.
•
Even if we are successful in developing quantum technologies and executing our strategy, competitors in the industry may achieve technological breakthroughs that render our quantum computing systems obsolete or inferior to other products.
•
We may be negatively impacted by any early obsolescence of our quantum technologies.
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
•
The quantum computing and networking industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum computing solutions, if it encounters negative publicity or if our solutions do not drive commercial engagement, the growth of our business will be harmed.
•
We may not be able to accurately estimate the future supply and demand for our quantum solutions, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•
If we cannot successfully execute on our strategy, including in response to changing customer needs and new technologies and other market requirements, or achieve our objectives in a timely manner, our business, financial condition and results of operations could be harmed.

•
Acquisitions, including the SkyWater Acquisition, and other strategic transactions involve a number of inherent risks, any of which could result in the benefits anticipated not being realized.
•
Our business depends on our customers’ ability to implement useful quantum algorithms and sufficient quantum resources for their business. If they are unable to do so, including due to their algorithmic challenge or other technical or personnel dilemmas, our growth may be negatively impacted.
•
We are highly dependent on our key employees who have specialized knowledge, and our ability to attract and retain senior management and other key employees is critical to our success, and we have recently experienced significant turnover in our top management, which could adversely affect our business.
•
Much of our revenue is concentrated in a few customers, and if we lose any of these customers through contract terminations, acquisitions, or other means, our revenue may decrease substantially.
•
Our future growth and success depends in part on our ability to sell effectively to government entities and large enterprises.
•
Contracts with U.S. federal and state and international government and state agencies are subject to a number of challenges and risks.
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
•
Our satellite operations depend on regulatory approvals, and any delays, denials, or changes in policy could harm our business, operations and financial results.
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

As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our scalable business model has not been formed and it is possible that our latest technical roadmap will not be realized as quickly as expected, or even at all. The development of our scalable business model will likely require the incurrence of substantially more costs than incurred to date. As a result, our historical results should not be considered indicative of our future performance. Further, in future periods, our growth could slow or decline for a number of reasons, including but not limited to slowing demand for our service offerings, increased competition, changes to technology, inability to scale up our technology, a decrease in the growth of the overall market or our failure, for any reason, to continue to take advantage of growth opportunities.

We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and our future growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer. Our success as a business ultimately relies upon fundamental research and development breakthroughs in the coming years and decade. There is no certainty these research and development milestones will be achieved as quickly as expected, or even at all.

We have a history of operating losses and expect to incur significant expenses and continuing losses for the near future.

We have historically experienced net losses from operations. For the year ended December 31, 2025, we incurred a loss from operations of $633.7 million. As of December 31, 2025, we had an accumulated deficit of $1,194.1 million. We believe that we will continue to incur losses in the near future, and we may never become profitable.

We expect to continue to incur operating losses for the near future as we, among other things, continue to incur significant expenses in connection with the design, development and construction of our quantum computers and other products, and as we expand our research and development activities, invest in manufacturing capabilities, build up inventories of components for our products, increase our sales and marketing activities, develop our distribution infrastructure, invest in expanding our quantum platform and developing a worldwide quantum ecosystem and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses. Further, we have recently acquired companies, or entered into agreements to acquire companies, that have operating losses, which could result in additional losses, and our expected integration related expenses for those acquired companies could increase our losses. An inability to achieve and sustain profitability, or to achieve the growth that we expect from these investments, could have a material adverse effect on our business, financial condition or results of operations. Our business model is unproven and may never allow us to cover our costs.

We may not be able to scale our business quickly enough to meet customer and market demand, which could adversely affect our financial condition and results of operations or cause us to fail to execute on our business strategies.

To grow our business, we will need to continually evolve and scale our business and operations to meet customer and market demand. Quantum technology has never been sold at large-scale commercial levels. Evolving and scaling our business and operations places increased demands on our management as well as our financial and operational resources to:

•
effectively manage organizational change;
•
design scalable processes;
•
accelerate and refocus research and development activities;
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

Large-scale commercial production of quantum computers and other quantum products may never occur. We have no experience in producing large quantities of certain of our products and are currently constructing advanced generations of our products. As noted above, there are significant technological and logistical challenges associated with developing, producing, marketing, selling and distributing products in the advanced technology industry, including our products, and we may not be able to resolve all of the difficulties that may arise in a timely or cost-effective manner, or at all. We may not be able to cost-effectively manage production at a scale or quality consistent with customer demand in a timely or economical manner.

Our ability to scale is dependent also upon components we must source from the optical, mechanical, electronics and semiconductor industries. Shortages or supply interruptions in any of these components will adversely impact our ability to deliver revenues.

The stability of ion traps may prove poorer than hoped, or more difficult to manufacture. It may also prove more difficult or even impossible to reliably entangle or otherwise connect ion traps together. Both of these factors would adversely impact scalability and costs of the ion trap system.

If large-scale commercial production of our quantum computers and other quantum products commences, they may contain defects in design and manufacturing that cause them not to perform as expected or to require repair, recalls and design changes. Our quantum computers and other quantum products incorporate technology and components that have not been used for other applications and that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our products. There can be no assurance that we will be able to detect and fix any defects in our quantum computers and other quantum products before the sale to customers. If our products fail to perform as expected, customers may delay deliveries, terminate further orders or initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, prospects and results of operations.

If we cannot evolve and scale our business and operations effectively, we may not be able to execute our business strategies in a cost-effective manner and our business, financial condition and results of operations could be adversely affected.

We may not manage our growth effectively.

If we fail to manage growth effectively, we may not be able to meet the benchmarks in our latest technical roadmap, and our business, results of operations and financial condition could be harmed. We anticipate that a period of significant expansion will be required to address potential growth. This expansion will place a significant strain on our management, operational and financial resources. We have recently acquired companies, or entered into agreements to acquire companies, that could place additional strain on our management, operational and financial resources. Expansion will require significant cash investments and management resources and there is no guarantee that they will generate additional sales of our products or services, or that we will be able to avoid cost overruns or be able to hire additional personnel to support them. In addition, we will also need to ensure our compliance with regulatory requirements in various jurisdictions applicable to the sale, installation and servicing of our products. To manage the growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and establish and maintain a qualified finance, legal, administrative and operations staff. We may be unable to acquire the necessary capabilities and personnel required to manage growth or to identify, manage and exploit potential strategic relationships and market opportunities.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.

Market opportunity estimates, growth forecasts, and data analytics, including those we have generated, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of companies covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. In addition, alternatives to quantum solutions may present themselves, which could substantially reduce the market for our quantum products and services. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with quantum solutions.

The methodology, assumptions, and data analytics used to estimate industry size market opportunities and analyze the quantum industry may differ materially from the methodologies, assumptions, and analyses previously used to estimate the total addressable market. To estimate the size of our market opportunities and our growth rates, as well as to forecast the size of the quantum industry and analyze the quantum industry more broadly, we have relied on market reports by leading research and consulting firms. These estimates of the total addressable market, growth forecasts, and industry forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Advances in classical computing may prove more robust for longer than currently anticipated. This could adversely affect the timing of any quantum advantage being achieved, if at all.

Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Our success will depend upon our ability to expand, scale our operations and increase our sales capability. Even if the markets in which we compete meet the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all.

Our growth is dependent upon our ability to successfully scale up manufacturing of our products in sufficient quantity and quality, in a timely or cost-effective manner. Our growth is also dependent upon our ability to successfully market and sell quantum technologies. We do not have experience with the mass distribution and sale of quantum technologies. Our growth and long-term success will depend upon the development of our sales and delivery capabilities.

Unforeseen issues associated with scaling up, constructing and selling quantum technologies at commercially viable levels could negatively impact our business, financial condition and results of operations.

Moreover, because of our unique technologies, our customers will require particular support and service functions, some of which are not currently available. If we experience delays in adding such support capacity or servicing our customers efficiently, or experience unforeseen issues with the reliability of our technologies, it could overburden our servicing and support capabilities. Similarly, increasing the number of our customers, products or services, for example by entering into government contracts and expanding to new geographies, has required and may continue to require us to rapidly increase the availability of these services. Failure to adequately support and service our customers may inhibit our growth and ability to expand computing targets globally. There can be no assurance that our projections on which such targets are based will prove accurate or that the pace of growth or coverage of our customer infrastructure network will meet customer expectations. Failure to grow at rates similar to that of the quantum industry may adversely affect our operating results and ability to effectively compete within the industry.

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
•
customer acceptance of our quantum products and systems;
•
breakthroughs in classical technologies that could eliminate the advantages of quantum systems by rendering them less practical to customers;
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

Our business and our future plans for expansion are capital-intensive and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. Our operating plan may change because of factors currently unknown, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to our stockholders, issuance of securities with priority as to liquidation and dividend and other rights more favorable than common stock, imposition of debt covenants and repayment obligations or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe that we have sufficient funds for current or future operating plans. Weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as high inflation and interest rates, could limit our access to capital markets and increase our costs of borrowing. There can be no assurance that financing will be available to us on favorable terms, or at all. The inability to obtain financing when needed could make it more difficult for us to operate our business or implement our growth plans.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2025, we had U.S. federal, state, and foreign net operating loss carryforwards of approximately $653.8 million, $454.7 million, and $140.6 million, respectively. Additionally, we continue to generate business tax credits, including the U.S. federal research and development credit, which generally may be carried forward for 20 years from the year of generation to offset a portion of our future tax liability, if any.

There is a risk that our ability to use net operating loss and tax credit carryforwards may be limited due to local tax law restrictions, changes in tax regulations, or insufficient future taxable income in the relevant jurisdictions. Our U.S. federal and state net operating loss carryforwards and other tax attributes are subject to review and possible adjustment by the Internal Revenue Service, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, our U.S. federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to use our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, such as issuances of our stock as consideration to acquire other companies. Additionally, the utilization of pre-acquisition net operating loss carryforwards and other tax attributes of subsidiaries we acquired may be limited under Sections 382 and 383 of the Internal Revenue if the acquired subsidiary underwent an ownership change, including in connection with the applicable acquisition transaction, whether or not we have undergone an ownership change. Similar rules may apply under state tax laws. We have not yet determined whether any of the transactions that we have entered into since our establishment has resulted in an “ownership change” under Section 382 of the Code, and therefore whether we have experienced any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Risks Related to Our Business and Industry

We have not produced a scalable quantum computer and face significant barriers in our attempts to produce quantum computers. If we cannot successfully overcome those barriers, our business will be negatively impacted and could fail.

Producing quantum computers is a difficult undertaking. There are significant research, development and manufacturing challenges that we must overcome to build our quantum computers. We are still in the development stage and face significant challenges in developing quantum computers with sufficient performance and scale to meet the requirements of commercial use cases and in producing quantum computers in commercial volumes. Some of the development challenges that could prevent the introduction of our quantum computers include, but are not limited to, failure to find scalable ways to flexibly manipulate qubits, failure to increase their number, failure to transition quantum systems to leverage low-cost, commodity optical technology and failure to realize multicore and multiple QPU quantum computer technology.

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
•
the ion transport technology used to shuttle and reconfigure the qubits within a trap or QPU could prove more challenging to develop, operate and scale than anticipated, resulting in reduced gate performance or throughput;
•
the photonic interconnect technology used to connect ion traps could prove more challenging and take longer to perfect than currently expected, which would limit our ability to scale to a sufficiently large number of qubits in a single system or network systems together;
•
the integration of quantum memories into our photonic interconnects could prove more challenging, costly or time-consuming than expected, resulting in a reduced interconnect system performance;
•
it could take longer to incorporate modular architectures for additional cross-processor computational strength than currently expected, limiting our ability to realize the benefits of multicore technology; and
•
the scaling of fidelity with qubit number could prove poorer than expected, limiting our ability to successfully run larger circuits or achieve commercial advantage.

In addition, we will need to develop the manufacturing process necessary to make these quantum computers in high volume. We have not yet validated a manufacturing process or acquired the tools, processes or support functions necessary to produce high volumes of our quantum computers that meet all commercial requirements. If we are not able to overcome these manufacturing hurdles in building our quantum computers, our business could fail.

Even if we complete development and achieve volume production of our quantum computers, if the cost, performance characteristics or other specifications of the quantum computer fall short of our projections, our business, financial condition and results of operations would be adversely affected.

We have experienced in the past, and could also suffer in the future, disruptions, outages, defects and other performance and quality problems with our systems, including our information technology systems, our research and development activities, our facilities, our other fixed assets or with the public cloud, internet and other infrastructure on which they rely.

We have experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with our systems. We have also experienced, and may in the future further experience, disruptions, outages, defects and other performance and quality problems with the public cloud, internet, private data center providers, facilities in which we build and deploy our systems and technology and other infrastructure like utility power, water supply, air conditioning, air compression and other inputs on which our systems and their supporting services rely. For example, in February 2025, an overheating incident in one of our manufacturing rooms affected laboratory cleanliness and system components, necessitating cleaning and repair, as well as movement of components and systems, causing some disruptions and delays in availability of our systems. These problems can be caused by a variety of factors, including software or firmware updates, vulnerabilities and defects in proprietary software and open-source software, hardware components, human error or misconduct, capacity constraints, design limitations, denial of service attacks or other security-related incidents, foreign objects or debris, weather, construction, supply chain events or accidents and other force majeure. We do not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.

In addition to our quantum products and services, our satellites operate in the harsh environment of space, which subjects them to operational risks such as exposure to space debris and other spacecraft while in orbit. Further, our satellite network is subject to a number of other potential disruptions, including those caused by hardware failures, software bugs, satellite malfunctions, ground station outages and power failures. A technical failure could also result from a third-party launch or deployer failure, a technical failure of the satellite itself or conditions in space. A company that we acquired experienced satellite failures prior to its acquisition by us, including the loss of a satellite at launch in the third quarter of 2023, and may experience additional failures in the future. The loss of multiple satellites due to systemic design flaws, manufacturing defects or catastrophic events could significantly impair our imaging capacity, delay our service deployment, breach customer commitments and harm our business, operations and financial results.

Further, we have recently acquired a number of businesses, each with its own information technology systems. As we continue to grow and mature, we make efforts to integrate these businesses’ systems into our existing systems, and from time to time we evaluate opportunities to modernize our systems, including the potential for upgrading our enterprise resource planning platforms. There are inherent costs and risks associated with upgrading and implementing changes to any one of these systems, including potential disruption of our operations and internal control structure, greater than budgeted capital expenditures or administration and operating expenses, demands on management time, securing our systems along with dependent processes from cybersecurity threats and other costs and risks, and the changes may or may not result in the anticipated benefits. The implementation of or delay in implementing new information technology systems may also cause disruptions in our business operations and impede our ability to comply with constantly evolving laws, regulations and industry standards addressing information and technology networks, privacy and data security, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Any disruptions, outages, defects and other performance and quality problems with our fixed assets or with the public cloud, internet and other information systems and infrastructure on which they rely, could result in reduced use of our systems, increased expenses, delayed delivery under our contractual commitments, required provision of service credits and harm to our brand and reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

Even if we are successful in developing quantum technologies and executing our strategy, competitors in the industry may achieve technological breakthroughs that render our quantum systems obsolete or inferior to other products.

Our continued growth and success depend on our ability to innovate and develop quantum technologies in a timely manner and effectively market these products. Without timely innovation and development, our quantum solutions could be rendered obsolete or less competitive by changing customer preferences or because of the introduction of a competitor’s newer technologies. We believe that many competing technologies will require a technological breakthrough in one or more problems related to science, fundamental physics or manufacturing. While it is uncertain whether such technological breakthroughs will occur in the next several years, that does not preclude the possibility that such technological breakthroughs could eventually occur. Any technological breakthroughs that render our technology obsolete or inferior to other products could have a material effect on our business, financial condition or results of operations.

We may be negatively impacted by any early obsolescence of our quantum technologies.

We depreciate the cost of our quantum systems over their expected useful lives. However, product cycles or quantum systems may change periodically due to changes in innovation in the industry, and we may decide to update our products or production processes more quickly than expected, resulting in obsolescence of all or part of our quantum systems prior to the end of the previously expected useful life. Moreover, we may need to alter the way in which we deliver our products due to changes in engineering and production expertise and efficiency.

If our quantum systems are not compatible with some or all industry-standard software and hardware in the future, our business could be harmed.

Programming for quantum technologies requires unique tools, software, hardware and development environments. We have focused our efforts on creating quantum hardware, the system control platform for such hardware and a suite of low-level software programs that optimize execution of quantum algorithms on our hardware. Further up the stack, we rely on third parties to create and advance software, standards, specifications, applications, hardware and services that enable these systems to integrate into various environments and be used towards various customer use cases. Full use of our quantum solutions may depend on these third-party software, standards, specifications, applications, hardware and services, which may not be compatible with our quantum computing solutions and their development, or may not be available to us or our customers on commercially reasonable terms, or at all, which could harm our business. Our efforts to ensure wide compatibility with other quantum technologies and supporting infrastructure, now existing or developed in the future, could be less successful than expected.

If our customers are unable to achieve compatibility between other software and hardware and our hardware, it could impact our relationships with such customers or with customers, generally, if the incompatibility is more widespread. In addition, the mere announcement of an incompatibility problem relating to our products with higher level software tools could cause us to suffer reputational harm and/or lead to a loss of customers. Any adverse impacts from the incompatibility of our quantum solutions could adversely affect our business, operating results and financial condition.

We may be unable to reduce our cost per qubit sufficiently, which may prevent us from pricing our quantum systems competitively.

Our projections, as well as our ability to meet the benchmarks in our latest technical roadmap, are dependent on our cost per qubit decreasing over the next several years as our quantum computers advance. These cost projections are based on economies of scale due to demand for our computer systems, technological innovation and negotiations with third-party parts suppliers. If these cost savings do not materialize, our cost per qubit may be higher than projected, making our quantum solutions less competitive than those produced by our competitors, which could have a material adverse effect on our business, financial condition or results of operations.

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

We currently offer our QCaaS on public clouds provided by AWS’s Braket, Microsoft’s Azure Quantum, and the Google Cloud Marketplace. The companies that own these public clouds have internal quantum computing efforts that are competitive to our technology. There is risk that one or more of these public cloud providers could use their respective control of their public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us with unfavorable pricing, leverage their public cloud customer relationships to exclude us from opportunities and treat us and our end users differently with respect to terms and conditions or regulatory requirements than they would treat their similarly situated customers. Further, they have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

Any material change in our contractual and other business relationships with our public cloud providers could result in harm to our brand and reputation and reduced use of our systems, which could have a material adverse effect on our business, financial condition and results of operations.

The quantum industry is competitive on a global scale and we may not be successful in competing in this industry or establishing and maintaining confidence in our long-term business prospects among current and future partners and customers.

The markets in which we operate are rapidly evolving and highly competitive. As these markets continue to mature and new technologies and competitors enter, we expect competition to intensify. Our current competitors include (among others):

•
large, well-established technology companies that generally compete in all of our markets, including Amazon, Google, IBM, Intel and Microsoft;
•
countries such as China, Russia, Australia, Canada, the United Kingdom and certain countries in the European Union;
•
less-established public and private companies with competing technology, including companies located outside the United States; and
•
new or emerging entrants seeking to develop competing technologies.

We compete based on various factors, including technology, price, performance, multi-cloud availability, brand recognition and reputation, customer support and differentiated capabilities, including ease of administration and use, scalability and reliability, data governance and security. Many of our competitors have substantially greater brand recognition, customer relationships and financial, technical and other resources, including an experienced sales force and sophisticated supply chain management. They may be able to respond more effectively than we do to new or changing opportunities, technologies, standards, customer requirements and buying practices or to cross-subsidize their quantum offerings from their other higher margin operations. In addition, many countries and supranational organizations are focused on developing quantum solutions either in the private or public sector and may subsidize quantum technologies, or restrict participation in initiatives to develop quantum technologies in their own country or member states, which may make it difficult for us to compete. Many of these competitors do not face the same challenges we do in growing our business. In addition, other competitors might be able to compete with us by bundling their other products in a way that does not allow us to offer a competitive solution.

Additionally, we must be able to achieve our objectives in a timely manner or quantum solutions may lose ground to competitors, including competing technologies. Because there are a large number of market participants, including certain sovereign nations, focused on developing quantum technologies, we must dedicate significant resources to achieving any technical objectives on the timelines established by our management team. Any failure to achieve objectives in a timely manner could adversely affect our business, operating results and financial condition.

For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our platform or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, results of operations and financial condition.

The quantum industry is in its early stages and volatile, and if it does not develop, if it develops slower than we expect, if it develops in a manner that does not require use of our quantum solutions, if it encounters negative publicity or if our solutions do not drive commercial engagement, the growth of our business will be harmed.

The nascent market for quantum solutions is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards and changing customer demands and behaviors. If the market for quantum solutions in general does not develop as expected, or develops more slowly than expected, our business, prospects, financial condition and operating results could be harmed.

In addition, our growth and future demand for our products is highly dependent upon the adoption of quantum technologies by developers and customers, as well as on our ability to demonstrate the value of quantum solutions to our customers. Delays in future generations of our quantum solutions or technical failures at other quantum companies could limit market acceptance of our solutions. Negative publicity concerning our solutions or the quantum industry as a whole could limit market acceptance of our solutions. We believe quantum technologies will solve many large-scale problems. However, such problems may never be solvable by quantum technologies, or may only be solvable by systems that are more technologically mature than we currently expect. If our clients and partners do not perceive the benefits of our solutions, or if our solutions do not drive customer engagement, then our market may not develop at all, or it may develop slower than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition or results of operations. If progress towards quantum advantage ever slows relative to expectations, it could adversely impact revenues and customer confidence to continue to pay for testing, access and “quantum readiness.” This would adversely affect revenues in the period before quantum advantage.

We have and may continue to face supply chain issues that could delay the introduction of our products and negatively impact our business and operating results.

We are reliant on third-party suppliers, including sole source suppliers, for components necessary to develop and manufacture our quantum solutions. As our business grows, we must continue to scale and adapt our supply chain or it could have an adverse impact on our business. Any of the following factors (and others) could have an adverse impact on the availability of these components necessary to our business:

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
•
any reductions or interruption in supply, including disruptions on our global supply chain as a result of the global chip shortage, geopolitical tensions in and around Ukraine, Israel, Taiwan and other areas of the world and any indirect effects thereof;
•
financial problems of either manufacturers or component suppliers;
•
intentional sabotage by malicious actors;
•
significantly increased raw material costs and other expenses associated with our business;
•
difficulty obtaining raw materials that meet our quality standards;
•
significantly increased freight charges, disruptions in shipping or reduced availability of freight transportation;
•
the imposition of, or a sustained or temporary increase in, tariffs, trade protection measures or import and export controls by the United States or other countries;
•
actions taken by suppliers or other parties in response to expected or threatened increases in tariffs, trade protection measures or import or export controls by the United States or other countries;
•
requirements under securities laws to determine, disclose and report whether our products contain conflict minerals and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities;
•
reduced access to raw materials due to suppliers entering into exclusivity arrangements with our competitors;
•
rising prices for or limited availability of satellite launch services;
•
other factors beyond our control or that we do not presently anticipate that could affect our suppliers’ ability to deliver components to us on a timely basis;
•
risks associated with essential components and materials that are available from a limited number of sources;
•
a failure to develop our supply chain management capabilities and recruit and retain qualified professionals;
•
a failure to adequately authorize procurement of inventory by our contract manufacturers; or
•
a failure to appropriately cancel, reschedule or adjust our requirements based on our business needs.

We have experienced supply chain issues in the past. If any of the aforementioned factors were to materialize, it could cause us to delay or halt production of our quantum solutions and entail higher manufacturing costs, any of which could materially adversely affect our business, operating results and financial condition and could materially damage customer relationships.

We may not be able to accurately estimate the future supply and demand for our quantum solutions, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. From time to time we have been required to provide, and we anticipate being required to provide more consistently in the future, forecasts of our demand to our current and future suppliers before the scheduled delivery of products to potential customers. Currently, there is very little historical basis for making judgments on the demand for, or our ability to design, develop, manufacture and deliver, quantum solutions, or our profitability, if any, in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of quantum solutions to our potential customers could be delayed. We have previously failed, and may in the future fail, to accurately forecast customer demand, which resulted in, and may in the future result in, an excess or obsolescence of materials and supplies or volume availability of products. Excess or obsolete materials and supplies may result in write-downs or write-offs. If we fail to effectively manage our forecasted supply and demand and on hand materials and supplies, our results of operations and financial condition could be adversely impacted, and it could result in loss of revenue, increased costs or delays that could adversely impact customer success.

Our products may not achieve market success, but will still require significant costs to develop.

We believe that we must continue to dedicate significant resources to our research and development efforts before knowing whether there will be market acceptance of our products and services. Furthermore, the technology for our products is new, and the performance of these products is uncertain. Our quantum technologies could fail to attain sufficient market acceptance, if at all, for many reasons, including:

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
•
defects, errors or failures in the design or performance of our quantum systems;
•
negative publicity about the performance or effectiveness of our systems;
•
strategic reaction of companies that market competitive products; and
•
the introduction or anticipated introduction of competing technology.

To the extent that we are unable to effectively develop and market quantum solutions to address these challenges and attain market acceptance, our business, operating results and financial condition may be adversely affected.

If we cannot successfully execute on our strategy, including in response to changing customer needs and new technologies and other market requirements, or achieve our objectives in a timely manner, our business, financial condition and results of operations could be harmed.

The quantum market is characterized by rapid technological change, changing user requirements, uncertain product lifecycles and evolving industry standards. We believe that the pace of innovation will continue to accelerate as technology changes and different approaches to quantum technologies mature on a broad range of factors, including system architecture, error correction, performance and scale, integration with classical computing resources, ease of programming, user experience, markets addressed, types of data processed and data governance and regulatory compliance. Our future success depends on our ability to continue to innovate and increase customer adoption of our quantum solutions. If we are unable to enhance our quantum technologies to keep pace with these rapidly evolving customer requirements, or if new technologies emerge that are able to deliver competitive products at lower prices, more efficiently, with better functionality, more conveniently or more securely than our platform, our business, financial condition and results of operations could be adversely affected.

Our business depends on our customers’ ability to implement useful quantum algorithms and sufficient quantum resources for their business. If they are unable to do so, including due to their algorithmic challenge or other technical or personnel dilemmas, our growth may be negatively impacted.

We have entered into, and may enter into, contracts, partnerships and other arrangements with customers to develop, test and run quantum algorithms specific to their business. The success of these contracts and partnerships is dependent on the customer’s ability to identify, implement and realize useful and scalable algorithms for its portfolio at a speed commensurate with the pace of hardware, software and technological development. These arrangements are also dependent on the availability of time and resources to develop and optimize these algorithms. The development and optimization of these algorithms is reliant on employing sufficient talent familiar with quantum technologies, unique skills that require special training and education. If the market fails to train a sufficient number of engineers, researchers and other key quantum personnel, our customers may not find sufficient talent to partner with us to solve these problems. To the extent our customers are unable to effectively develop or utilize resources to advance algorithmic-use cases, our business, operating results and financial condition may be adversely impacted.

We are highly dependent on our key employees who have specialized knowledge, and our ability to attract and retain senior management and other key employees is critical to our success, and we have recently experienced significant turnover in our top management, which could adversely affect our business.

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

Our future success also depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The market for highly skilled workers and leaders in the quantum industry is extremely competitive. In particular, hiring qualified personnel specializing in engineering, software development and sales, as well as other technical staff and research and development personnel is critical to our business and the development of our quantum solutions. Some of these professionals are hard to find and we may encounter significant competition in our efforts to hire them. Many of the other companies with which we compete for qualified personnel have greater financial and other resources than we do. The effective operation of our supply chain, including the acquisition of critical components and materials, the development and commercialization of our quantum technologies and the effective operation of our managerial and operating systems all depend upon our ability to attract, train and retain qualified personnel in the aforementioned specialties. Additionally, changes in immigration and work permit laws and regulations or the administration, interpretation or enforcement of such laws or regulations could impair our ability to attract and retain highly qualified employees. If we cannot attract, train and retain qualified personnel, in this competitive environment, we may experience delays in the development of our quantum technologies and be otherwise unable to maintain customer relationships or develop and grow our business as projected, or even at all.

Additionally, during 2025, as we began to bring on the talent that we believe is necessary to guide us through our next stage of rapid and transformative growth, we experienced significant turnover in our executive ranks and on our Board of Directors. Management transition, even where initiated by the company, is often difficult and inherently causes some loss of institutional knowledge and a learning curve for new executives, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any such transition, and the time and attention from the board and management needed to train new employees and those of newly acquired and integrated companies could disrupt our business.

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

Additionally, changes in government spending could have adverse consequences on our financial position, results of operations and business. Our anticipated future revenues from the U.S. government result from contracts awarded under various U.S. government programs. Cost cutting, including through consolidation and elimination of duplicative organizations, has become a major initiative for certain departments within the U.S. government. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors, including geo-political events and macroeconomic conditions. Even an announced and partially-funded program or contract can be canceled. And continuing resolutions and lapses in appropriations can delay contract awards, payments and program execution. Sequestration or other automatic budget cuts could reduce funding for programs that we support or from which we benefit.

Budget uncertainties can make it more difficult for us to forecast revenue from government contracts, plan our operations and make strategic investments. Extended periods of budget uncertainty, such as prolonged continuing resolutions or multiple lapses in appropriations, could delay our revenue recognition, strain our cash flows and force us to reduce planned investments or staffing. A significant reduction in U.S. government spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs, which could negatively impact our results of operations and financial condition.

Contracts with U.S. federal and state and international government agencies are subject to a number of challenges and risks.

Contracts with U.S. federal and state and international government agencies are subject to a number of challenges and risks. The bidding process for government contracts can be highly competitive, expensive and time-consuming, often requiring significant up front time and expense without any assurance that these efforts will generate revenue. Also, certain government contracts may be set-aside for small businesses, effectively giving a preference to those small businesses. If a particular procurement is set-aside for only small businesses, we may lose sales opportunities and may not be able to replace those opportunities with sales to other customers.

We also must comply with both local and international laws and regulations relating to the formation, administration and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts. Any changes to the government regulations applicable to government contracts could affect our ability to enter into, or the profitability of, contracts with government entities. Contracting with the U.S. government, particularly with defense and intelligence agencies, requires compliance with extensive and evolving regulatory requirements. Achieving and maintaining compliance with these requirements is expensive and time consuming and requires specialized expertise. As these requirements evolve, we may need to make additional investments or modify our operations to maintain compliance.

Further, some of our subsidiaries hold U.S. government-issued facility security clearances and certain of our employees have qualified for and hold U.S. government-issued personnel security clearances necessary to qualify for and ultimately perform certain U.S. government contracts. Obtaining and maintaining security clearances for employees involves lengthy processes, and it is difficult to identify, recruit and retain employees who already hold security clearances. If these employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us and we are unable to find replacements with equivalent security clearances, we may be unable to perform our obligations to customers whose work requires cleared employees, or such customers could terminate their contracts or decide not to renew them upon their expiration. The U.S. government could also “invalidate” our facility security clearances for several reasons including unmitigated foreign ownership, control or influence, mishandling of classified materials or failure to properly report required activities. An inability to obtain or retain our facility security clearances or engage employees with the required personnel security clearances for a particular contract could disqualify us from bidding for and winning new contracts with security requirements as well as result in the termination of any existing contracts requiring such security clearances.

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
•
changes in the government’s attitude towards us as a company or our technology, including decisions by a government to favor our competitors or their technologies over us and our technologies;
•
appeals, disputes or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
•
the adoption of new laws or regulations or changes to existing laws or regulations;
•
budgetary constraints, including automatic reductions as a result of “sequestration,” operating under continuing resolutions, disruptions from government shutdowns or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies, or any U.S. state or foreign government;
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

Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from entering into contracts with us and/or purchasing our computers in the future, reduce the size or timing of payment with respect to our services to or purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition and growth prospects.

If our information technology systems, data, or physical facilities, or those of third parties upon which we rely, are or were compromised, we could experience adverse business consequences resulting from such compromise.

In the ordinary course of business, we access, collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, and otherwise process personal data and other sensitive information, including intellectual property, proprietary and confidential business data, trade secrets, sensitive third-party data, business plans, transactions, and financial information of our own, our partners, our vendors and their own supply chains, our customers, or other third parties, which we refer to collectively as Sensitive Data.

We and the third parties upon which we rely process Sensitive Data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats to our information technology systems, data, and physical facilities (such as those where our quantum computers are stored), including but not limited to ransomware attacks, advanced persistent threats and other causes of security incidents. Additionally, Sensitive Data could be leaked, disclosed or revealed as a result of or in connection with our employees’, contractors’, consultants’, affiliates’ or vendors' use of generative artificial intelligence, or AI, technologies. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our Sensitive Data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. U.S. law enforcement agencies have indicated to us that quantum computing technology is of particular interest to certain threat actors, including nation state and other malicious actors, who may steal our Sensitive Data, including our intellectual property or other proprietary or confidential information, including our trade secrets. Our employees, contractors, affiliates, and/or related parties may have already been directly targeted by nation state actors and may be so targeted in the future.

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

In particular, severe ransomware attacks are becoming increasingly prevalent and could lead to significant interruptions in our operations, loss or unavailability of Sensitive Data and loss of income, reputational harm and diversion of funds.

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

Remote work has increased risks to our information technology systems and data, as more of our employees use network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: exposure, loss, unavailability, acquisition, or other unauthorized processing of Sensitive Data (including intellectual property or confidential or proprietary information); government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing Sensitive Data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services and negatively impact our ability to grow and operate our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Unfavorable conditions in our industry, the global economy or other catastrophic events may disrupt our business, could limit our ability to grow, and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers and potential customers. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in customer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the coronavirus pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets and any future public health crises could result in similar impacts on the global economy. Similarly, geopolitical tensions in and around Ukraine, Israel and other areas of the world have created extreme volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets, and further acts of war, terror, or responses to each could result in similar or increased impacts on the global economy. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth, increased demand for business services and increased competition for trained and talented employees, among other wage-inflationary pressures and we cannot assure that they will not continue to rise. In addition, higher inflation also could increase our customers’ operating costs, which could result in reduced budgets for our customers and potentially less demand for our platform and the development of quantum technologies. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

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

Furthermore, a disruption or failure of our systems or operations because of an earthquake, weather event, cyberattack, terrorist attack, pandemic or other catastrophic event could cause delays in providing services or performing other critical functions, which could also delay commercial deals and the associated revenue recognition for those deals. Our principal manufacturing facility and a significant portion of our research and development activities, and certain other essential business operations, are located in the Seattle, Washington area, which is a seismically active region. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems, or the infrastructure or systems they rely on could harm our ability to conduct normal business operations.

Government actions and regulations, such as tariffs and trade protection measures, especially in the United States, may adversely impact our business, including our ability to obtain products from our suppliers.

Political challenges between the United States and countries in our supply chain, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and other countries and other macroeconomic issues could adversely impact our business. The U.S. government continues to add additional entities to restricted party lists impacting the ability of U.S. companies to provide products and technology, and, in certain cases, services, to these entities and, in some cases, to receive products, technology or services from these entities. The U.S. government also continues to increase end-use restrictions on the provision of products, technology and services to other countries including end-uses related to advanced computing. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed on our products or on our customers by the United States or other countries that could have a material adverse effect on our business. In addition, other governments sometimes exercise significant control over their economies through the allocation of resources, control of the incurrence and payment of foreign currency-denominated obligations, setting of monetary policy and provision of preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the overall economy in those countries or our suppliers in those countries, which could harm our business through higher supply costs, reduced availability or both.

Given the relatively fluid regulatory environment, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States or other countries, what products may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use components for inclusion in our products, if component prices increase significantly or if we are unable to export or sell our products to any of our customers, our business, liquidity, financial condition and/or results of operations would be materially and adversely affected.

We are subject to governmental export and import controls and trade and economic sanctions that could impair our ability to compete in global markets and subject us to liability if we are not in full compliance with applicable laws and other controls.

Our products, technology, technical data and services are subject to various restrictions under U.S. export controls, import laws and regulations and economic sanctions, including the U.S. Export Administration Regulations administered by the U.S. Department of Commerce Bureau of Industry and Security, International Traffic in Arms Regulations administered by the U.S. Department of State Directorate of Defense Trade Controls, U.S. Customs regulations, trade and economic sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control and similar laws of other jurisdictions. U.S. export controls and trade and economic sanctions include restrictions or prohibitions on the sale or supply of certain products, technologies and services to U.S. embargoed or sanctioned countries and governments of these countries, as well as other persons and entities; regulations controlling foreign-made products that incorporate U.S.-origin technology or are produced using U.S.-origin technology or software; and controls on the release of controlled technology to foreign nationals within the United States. Additionally, under these current and future laws and regulations, exports of our products, technology, and services as well as the underlying technology may require export authorizations, including by license, a license exception, or other appropriate government authorizations, and the filing of a classification request or self-classification report to use a license exception, as applicable. Customers may defer or decline their purchases of our products due to uncertainty about export controls, and as a result, our business could be materially adversely affected.

Should we violate existing or similar future export controls or sanctions, we may be subject to substantial monetary fines, civil and criminal penalties, denial of export privileges, debarment from government contracting, loss of security clearances, imposition of remediation costs or suffer reputational damage, any of which could negatively impact our business. If we need to obtain any necessary export licenses or other authorizations for a particular sale, the process may be time-consuming and may result in the delay or loss of opportunities to sell our products. The complexity and rapidly changing nature of export control regulations make compliance challenging and expensive.

We take precautions to prevent our products and services and the underlying technology from being provided, deployed or used in violation of export controls and sanctions. However, we cannot provide assurance that our policies and procedures relating to export control and sanctions compliance will prevent violations in the future by us or our partners or agents. Any violation of U.S. sanctions or export controls, including failure to obtain appropriate import, export, or re-export licenses or authorization, could result in significant penalties and government investigations, delays in approving or denials of export licenses, and reputational harm and loss of business. As noted above, the U.S. government continues to add additional entities to restricted party lists impacting the ability of U.S. companies to provide products and technology, and, in certain cases, services, to these entities, and in some cases, to receive products, technology, or services from these entities.

In addition to the United States, various other countries regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our products, technologies, and services or could limit our clients’ ability to implement our products, technologies, and services in those countries. The United States and a number of other countries have recently enacted export controls on quantum computing hardware and related software and technology at specified levels of technological advancement. We will continue to review our existing compliance measures to ensure compliance with any applicable regulatory changes. Changes in our products, or future changes in export and import regulations, may create delays in the introduction of our products and the underlying technology in international markets, prevent our clients with global operations from deploying our products globally, adversely affect our ability to hire personnel from certain countries to work on our products, or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether.

Complex re-export rules create significant compliance burdens and operational delays. When we export products or technology from the United States that contain non-U.S. origin controlled items, or when we re-export items between our non-U.S. facilities, we may need authorization from multiple countries. The deemed export rules in multiple jurisdictions also restrict sharing technical data with foreign nationals within our own facilities, complicating our ability to utilize our global workforce. These overlapping requirements create lengthy approval timelines, increase compliance costs and may delay or prevent sales to certain markets.

We face end-use monitoring obligations across jurisdictions. Multiple countries require ongoing monitoring and reporting of how exported products and technology are used by foreign customers. These requirements are particularly stringent for sales to government customers or for satellites with defense or intelligence applications. Failure to detect or report unauthorized use, re-transfer or modification of our products could result in license violations and future export denials. Customer reluctance to accept monitoring provisions may limit our market access.

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

We expect to incur significant costs in complying with these regulations. Regulations related to quantum technologies are currently evolving and we may face additional risks associated with changes to these regulations as well as increased licensing requirements and other restrictions.

Risks Related to Our International Expansion and Future Operations

If we are unable to maintain our current strategic partnerships or we are unable to develop future collaborative partnerships, our future growth and development could be negatively impacted.

We have entered into, and may enter into, strategic partnerships to nurture the growth of a nascent quantum ecosystem and develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:

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

The SkyWater Acquisition may not be completed within the expected timeframe, or at all.

There can be no assurance that the SkyWater Acquisition will be completed in the expected timeframe, or at all. Consummation of the SkyWater Acquisition is conditioned on, among other things, obtaining regulatory approval in the United States. If any of the conditions to the SkyWater Acquisition is not satisfied, it could delay or prevent the SkyWater transaction from occurring. Further, as a condition of its approval of the SkyWater Acquisition, regulatory agencies may impose requirements, limitations or costs or require divestitures or place conditions on the conduct of our business after the closing, any of which could jeopardize or delay the consummation of the SkyWater Acquisition, result in a material adverse effect on our business or reduce the anticipated benefits to us of the SkyWater Acquisition.

The SkyWater Acquisition may cause our financial results to differ from expectations, we may not achieve the anticipated benefits of the SkyWater Acquisition and the SkyWater Acquisition may disrupt our current plans or operations.

The success of the SkyWater Acquisition will depend, in part, on our ability to successfully integrate the acquired business and realize the anticipated benefits. Difficulties in integrating the acquired business, which is in a different industry from the industry in which our management team has experience, may result in operational challenges and in the diversion of management’s time and attention from ongoing business opportunities, challenges and risks, as well as in unforeseen expenses or losses in revenue, which may have an adverse impact on our financial results.

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

The identification of suitable acquisition, strategic investment or strategic partnership candidates can be costly and time consuming. If such strategic transactions require us to seek additional debt or equity financing, we may not be able to obtain such financing on terms favorable to us or at all, and such transactions may adversely affect our liquidity and capital structure. To the extent we issue equity or convertible securities as consideration in such strategic transactions, our stockholders may experience substantial dilution. Certain of our strategic investments are or may be with companies that are not publicly traded and our ability to liquidate and realize value from our investments may also be limited.

Further, while we have not engaged in a divestiture to date, and do not have any current intention to engage in a divestiture or similar transaction, we may in the future determine to further concentrate our focus on our principal products and services by divesting non-core businesses. As with acquisitions, investments and partnerships, divestitures can be complicated and distracting, and there is no assurance that we would be able to realize the benefits that we anticipate from them.

Any strategic transaction might not strengthen our competitive position, may increase some of our risks, may raise new compliance-related obligations and challenges, may distract our management team from our current operations, may be viewed negatively by our customers, partners or investors or we may have to delay or not proceed with announced strategic transactions. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, or if a divested business cannot be successfully disentangled from our remaining businesses, it could have a material adverse effect on our business or financial condition. Even if we successfully complete a strategic transaction, we may not be able to effectively integrate the acquired business, technology, IT and other systems, control environment, solutions or operations into our business, and we may have difficulty integrating and retaining new employees. We may incur unexpected costs, claims or liabilities that we incur during the strategic transaction or that we assume from the acquired company, or we may discover adverse conditions subsequent to the strategic transaction that were not identified during our due diligence review for which we have limited or no recourse.

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

Additionally, in connection with certain of our strategic investments, we enter into commercial contracts for certain of our products or services from time to time. When determining the total value of consideration from these investments, we assess customers’ financial condition, including the consideration of their ability and intention to pay, and whether all or some portion of the value of the contracts meet the criteria for revenue recognition, among other factors. Certain companies with which we may enter into commercial contracts may be unable to access any necessary financing or funding in a timely manner or on favorable terms which could negatively impact our expected revenue and collections. The occurrence of any of these risks could have a material adverse effect on our business, results of operations, and financial condition.

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

Compliance with laws and regulations applicable to our global operations also substantially increases our cost of doing business in foreign jurisdictions. We have limited experience in marketing, selling and supporting our solutions outside of the United States. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, in a timely manner, our business, financial condition, revenues, results of operations or cash flows will suffer. We may be unable to keep current with changes in government requirements as they change from time to time. Failure to comply with these regulations could harm our business. In many countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or other regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, partners and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, partners or agents could result in delays in revenue recognition, financial reporting misstatements, enforcement actions, reputational harm, disgorgement of profits, fines, civil and criminal penalties, damages, injunctions, other collateral consequences or the prohibition of the importation or exportation of our solutions and could harm our business, financial condition, revenues, results of operations or cash flows.

Our international sales and operations subject us to additional risks and costs, including exposure to foreign currency exchange rate fluctuations, that can adversely affect our business, financial condition, revenues, results of operations or cash flows.

We are continuing to expand our international operations as part of our growth strategy. However, there are a variety of risks and costs associated with our international sales and operations, which include making investments prior to the sales or use of quantum solutions, the cost of conducting our business internationally and hiring and training international employees and the costs associated with complying with local law. Furthermore, we cannot predict the rate at which our quantum solutions will be accepted in international markets by potential customers.

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

We may face, and in certain circumstances have faced, legal, administrative and regulatory proceedings, claims, demands and/or investigations involving stockholders, customers, competition and/or other issues relating to our business. Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from engaging in certain business practices, or requiring other remedies, such as compulsory licensing of patents.

For example, in the second quarter of 2022, several of our stockholders filed securities class action complaints against us and certain of our officers in the United States District Court for the District of Maryland. The suits were consolidated and the district court granted our motion to dismiss. The United States Court of Appeals for the Fourth Circuit then upheld that ruling on appeal. Although we prevailed in this litigation, we incurred substantial costs litigating it and defending our reputation and we cannot guarantee that future such cases will not be brought, or that we will similarly prevail if they are.

Any such proceedings and any other investigations, inquiries or litigation by various private actors or regulators may harm our reputation regardless of the outcome of any such action. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Negative perceptions of our business may result in additional regulation, enforcement actions by the government and increased litigation, or harm to our ability to attract or retain customers or strategic partners, any of which may negatively affect our business. Any damage to our reputation, including from publicity related to legal proceedings against us or companies that work within our industry, governmental proceedings, unfavorable media coverage or class action could adversely affect our business, financial condition and results of operations.

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

We may become subject to product liability claims, even those without merit, which could harm our business prospects, operating results, and financial condition. We may face inherent risk of exposure to claims if our quantum solutions do not perform as expected or malfunction. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our quantum solutions and business and inhibit or prevent commercialization of other future quantum solutions, which would have material adverse effects on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Contracts with government entities subject us to risks, including early termination, audits, investigations, sanctions and penalties.

As part of our business strategy, we have entered into and may enter into additional contracts with state, federal and foreign government entities, which subjects our business to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate or modify contracts for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered items from another source.

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
•
public disclosures of certain contract and company information; and
•
mandatory security and privacy framework compliance requirements, including the handling of controlled unclassified information,

Government contracts are also generally subject to greater scrutiny by the government than commercial contracts are by commercial customers. For example, government agencies can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties) and state analogues or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results. Responding to any investigation or action relating to government contracts could result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Our customers also include non-U.S. governments. Similar procurement, budgetary, contract, and audit risks that apply in the context of U.S. government contracting may also apply to our doing business with these entities. In addition, compliance with complex regulations and contracting provisions in a variety of jurisdictions can be expensive and consume significant management resources.

Our satellite operations depend on regulatory approvals, and any delays, denials, or changes in policy could harm our business, operations and financial results.

Our satellite operations require licenses from the Federal Communications Commission, or FCC, for spectrum usage and satellite operations, from National Oceanic and Atmospheric Administration, or NOAA, for commercial remote sensing activities, and from other U.S. and international regulatory agencies to continue its operations. We must also coordinate with National Telecommunications and Information Administration, or NTIA, for federal spectrum use. These licenses contain conditions including deployment milestones, orbital debris mitigation requirements and potential operational restrictions. We must also coordinate with NTIA for federal spectrum use. The FCC has recently tightened orbital debris rules, requiring satellites to de-orbit within five years. NOAA may impose restrictions on our imaging capabilities or operations based on national security reviews conducted by multiple agencies and the intelligence community. Each of these regulatory structures imposes substantial compliance costs, and failure to obtain or maintain any such approval, or the imposition of more restrictive conditions, could prevent us from operating our constellation, limit our service offerings or harm our business.

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

In the United States, federal, state and local governments have enacted numerous privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act, which we refer to collectively as the CCPA, applies to personal information of California consumers and imposes various requirements on businesses, including to provide specific disclosures in privacy notices and honor requests of California consumers to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Numerous other states have enacted, are in the process of enacting, are proposing to enact or are considering comprehensive state-level privacy laws. Such laws are also being considered at the federal and local levels.

Our employees and personnel use generative AI technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various evolving laws, regulations, guidance, industry standards, and other obligations. Additionally, several states and localities have enacted measures related to the use of AI and machine learning in products and services. Generally, we understand the use of AI for employee productivity also presents emerging ethical, privacy, and social issues and may draw public scrutiny or controversy, and may also create or assist in producing output that appear correct but are factually inaccurate, incomplete, misleading, biased, or otherwise flawed, or produce other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable. These circumstances and developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers.

Outside the United States, an increasing number of laws, regulations, industry standards and other obligations may govern privacy, data protection and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s General Data Protection Regulation, or UK GDPR, Brazil’s General Data Protection Law and China’s Personal Information Protection Law, or PIPL, impose strict requirements for processing personal data.

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

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the UK each has significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although various mechanisms may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s and UK’s respective standard contractual clauses, the EU-U.S. Data Privacy Framework, the UK extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. Particularly given our significant and growing presence in the UK and the EEA, if there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our transferring or other processing of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigators, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the EU GDPR’s cross-border data transfer limitations.

In addition to privacy, data protection and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to additional obligations in the future. We are also bound by other contractual obligations related to privacy, data protection and security, and our efforts to comply with such obligations may not be successful. For example, certain laws addressing privacy, data protection and security, such as the EU GDPR, Switzerland Federal Act on Data Protection, UK GDPR and CCPA, require our customers to impose specific contractual restrictions on their service providers. Additionally, some of our customers may require us to host personal data locally.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery, and anti-corruption laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, promising, offering, providing soliciting, or accepting, directly or indirectly, improper payments or benefits to or from any person whether in the public or private sector. We may engage with partners and third-party intermediaries to conduct our business abroad, including marketing our services and obtaining necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, and of our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. We cannot provide any assurance that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences.

Changes in tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign financial results. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, in 2025, President Trump signed into law the One Big Beautiful Bill Act, or OBBBA, which made significant changes to U.S. federal income tax law. The OBBBA made permanent many provisions of the Tax Cuts and Jobs Act of 2017, including the immediate expensing of domestic research and experimental expenditures and 100% bonus deprecation for qualified property acquired and placed in service after January 19, 2025. In addition, future Treasury and regulatory guidance related to the implementation of the OBBBA may change or clarify the application of these rules in material ways.

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

In addition to our owned patent portfolio, we have licenses from third parties that are important or necessary for certain of our products. If we fail to comply with our obligations under our license agreements, or we are subject to an insolvency-related event, the licensor may have the right to terminate these agreements, and if we were to lose the rights granted under those agreements, it could materially impact products that benefit from those licenses. As a result, the loss of our current licenses, breach by our licensor counterparties or failure to obtain necessary licenses on acceptable terms could have a material impact on our business.

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

Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents – including any issued patents exclusively licensed to us – will be contested, circumvented, invalidated, found to be unenforceable or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

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

•
variations in quarterly operating results;
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
•
adverse market reaction to any indebtedness incurred or securities issued in the future, or to acquisitions, investments, partnerships or other strategic transactions that we announce;
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

Following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against the company, and we have experienced such litigation ourselves. Such litigation could result in substantial costs and a diversion of management’s attention and resources. See also “—Risks Related to Litigation and Government Regulation—Our business is exposed to risks associated with litigation, investigations and regulatory proceedings.”

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
•
expansion to new markets or the acquisition of new businesses; and
•
fluctuations in commodity prices.

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

We cannot be certain when or if the operations of our business will generate sufficient cash to fund our ongoing operations or the growth of our business. We intend to make investments to support our current business and may require additional funds to respond to business challenges, including the need to develop or enhance our technology, improve our operating infrastructure or acquire complementary businesses and technologies. Additional financing may not be available on favorable terms, if at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. If banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened, and we could experience a material adverse effect on our business and financial condition. Additionally, weakness and volatility in capital markets and the economy, in general or as a result of bank failures or macroeconomic conditions such as rising inflation, could limit our access to capital markets and increase our costs of borrowing. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results and financial condition. If we incur debt, the debt holders could have rights senior to holders of our common stock to make claims on our assets. The terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock.

Because the decision to issue securities in any future offering will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuances of debt or equity securities. As a result, stockholders will bear the risk of future issuances of debt or equity securities reducing the value of their common stock and diluting their interest.

There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange, or NYSE.

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

We face increased legal, accounting, insurance, administrative and other costs and expenses as a public company. Sarbanes-Oxley, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Act and the rules and regulations promulgated and to be promulgated thereunder, including conflict minerals disclosure requirements, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will continue to increase costs and make certain activities more time-consuming.

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

As of December 31, 2025, we had warrants outstanding to purchase an aggregate of 80,922,838 shares of common stock. Pursuant to our employee benefit plans, we may issue an aggregate of up to 32,250,222 shares of common stock, which amount may be subject to increase from time to time. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•
existing stockholders’ proportionate ownership interest in us would decrease;
•
the amount of cash available per share would decrease;
•
the relative voting strength of each previously outstanding share of common stock would be diminished; and
•
the market price of our common stock may decline.

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

Our certificate of incorporation, which we refer to as our Charter, and bylaws, which we refer to as our Bylaws, contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of the Board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:

•
a classified board of directors;
•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•
certain limitations on convening special stockholder meetings;
•
certain limitations on the persons who may call special meetings of stockholders;
•
certain limitations on the ability of stockholders to act by written consent;
•
certain restrictions on business combinations with an interested stockholder;
•
in certain cases, the approval of holders representing at least 66 2/3% of the total voting power of the shares entitled to vote generally in the election of directors being required for stockholders to adopt, amend or repeal the Bylaws, or amend or repeal certain provisions of the Certificate of Incorporation;
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

These provisions of our Charter and Bylaws could discourage potential takeover attempts and reduce the price that investors might be willing to pay for shares of our common stock in the future, which could reduce the market price of our common stock.

The provision of our Charter requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if that court lacks subject matter jurisdiction, then any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, then the United States District Court for the District of Delaware) will be the sole and exclusive forum for:

•
any derivative action or proceeding brought on behalf of us;
•
any action asserting a claim of breach of fiduciary duty owed by any director, officer, agent or other employee or stockholder to us or our stockholders;
•
any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, the Charter or Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;
•
any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Charter or the Bylaws; or
•
any action asserting a claim governed by the internal affairs doctrine, in each case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

The Charter further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum clauses described above do not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction.

Although these provisions are expected to benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation have been challenged in legal proceedings and there is uncertainty as to whether a court would enforce such provisions. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. It is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Charter to be inapplicable or unenforceable in such action. If so, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations.

These provisions of our Charter and Bylaws could discourage lawsuits against directors and officers, which could reduce the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the importance of identifying and managing cybersecurity risks and have integrated cybersecurity risk management into our overall risk management processes. We have implemented processes to identify, assess, detect, evaluate and mitigate ongoing security threats to our information technology systems and data as well as those of third parties upon which we rely.

We conduct periodic and ad-hoc risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks and the sufficiency of existing policies, procedures, systems and safeguards in place to manage such risks.

As part of our risk management process, we conduct application security and vulnerability assessments, undergo third-party penetration testing of both our digital and physical assets, maintain ongoing risk assessments and monitor various third-party risk feeds. Our risk management processes also assess third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers and other business partners. In evaluating our response to our application security assessments, penetration tests and risk feeds, our team collaborates with technical and business stakeholders to further analyze the risk to the company, and form detection, mitigation and remediation strategies to enhance our current security program. Our security program is aligned to the National Institute of Standards and Technology Cybersecurity Framework Special Publication 800-53 standard, and we have obtained a SOC 2 Type 2 Certification. Although we refer to such frameworks in developing our cybersecurity risk management approaches, our use of them as guides is not intended to suggest that we meet any particular technical standards, specifications or requirements set forth therein.

We maintain an incident response plan that includes, among other areas, prioritization guidelines, data collection and evidence handling, communication channels and partners and, if required, law enforcement engagement. We maintain relationships with both local and national law enforcement agencies. We evaluate security incidents on a scale of severity to determine the appropriate incident handling protocols.

We require all employees to undertake data protection and security training at least annually. We provide specialized training to targeted groups of employees depending on their role and the larger threat landscape. We are briefed regularly by national law enforcement, and work with external consulting firms on custom training and evaluations. In addition, we regularly consider and enter into strategic transactions for the acquisition of, investment in or partnership with businesses, solutions or technologies, and therefore we conduct risk assessments with respect to such businesses, solutions or technologies and integrate them into our cybersecurity risk management program and implement the processes, assessments and plans described herein.

While we have experienced cybersecurity incidents in the past, to date, none have materially affected or are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. We continue to invest in the cybersecurity and resiliency of our systems and networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “If our information technology systems, data, or physical facilities, or those of third parties upon which we rely, are or were compromised, we could experience adverse business consequences resulting from such compromise,” and additional information about risks related to our ability to successfully integrate acquired businesses, including implementing our cybersecurity risk management processes, is discussed under the headings “Acquisitions and other strategic investments involve a number of inherent risks, any of which could result in the benefits anticipated not being realized,” and “We have experienced in the past, and could also suffer in the future, disruptions, outages, defects and other performance and quality problems with our systems, including our information technology systems, our research and development activities, our facilities, our other fixed assets or with the public cloud, internet and other infrastructure on which they rely,” in Item 1A of Part I, “Risk Factors,” each of which should be read in conjunction with the information contained within this Item 1C, Cybersecurity.

Cybersecurity Governance

The Board oversees our overall risk management process, including cybersecurity risks, directly and through its committees. Our Audit Committee is responsible for the oversight of cybersecurity risks, including our assessment of potential vulnerabilities and threats, evaluation of incidents and monitoring of the implementation of key actions and projects to further enhance our ability to detect and manage ongoing security threats. Key members of management, including our security officer, provide updates to our Audit Committee on at least a semi annual basis. In addition to committee updates, our security officer also meets with the full Board at least annually to discuss our overall risk profile and associated ongoing mitigation efforts. The briefings provided to our Audit Committee and Board include updates on our key cyber risks and threats, the status of projects to strengthen our information security systems and incident readiness programs, assessments of the information security program and our key assets, as well as the emerging threat landscape.

Our Chief Information Security Officer has over a decade of management and executive level information technology experience and reports to our Chief Information Officer. Our Chief Information Security Officer is a member of the senior leadership team, collaborates closely with key members of management including our President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, Chief Legal Officer and Chief Administrative Officer, Chief Business Officer, Chief Information Officer, EVP of Global Engineering and Chief Product Officer to continuously monitor and evaluate our ongoing risk profile and mitigation strategies. Our Chief Information Security Officer also provides ad hoc updates to management on cybersecurity-related news and events and discusses any updates to our cybersecurity risk management and strategy programs as a result of these matters. Our team includes personnel for supply chain security, governance risk and compliance and security engineering. We also leverage external industry partners in key areas including penetration testing, forensics and for our security operations center. We use industry standard security tools across our program and reevaluate these annually as we digest the evolving threat landscape.

Our overall risks and assessments are monitored by a cross functional team composed of members of senior management, security, legal and financial reporting. A partnership exists between these aforementioned individuals and departments so that identified issues are addressed in a timely manner and incidents are escalated to the appropriate parties as required.

Item 2. Properties.

We lease facilities related to the operations of our business, including manufacturing, research and development, servicing customers and corporate functions. Our corporate headquarters is located in College Park, Maryland, where we lease approximately 32,000 square feet of space from the University of Maryland under an agreement that expires in 2030. We also lease approximately 101,000 square feet of space in Bothell, Washington under an agreement that expires in 2030, and approximately 30,000 square feet of space in Oxford, United Kingdom, under an agreement that expires in 2034. We believe that our facilities are sufficient to meet our current needs and we will be able to obtain additional space as needed under commercially reasonable terms.

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

Holders

As of February 18, 2026, there were approximately 461 stockholders of record. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” under Part III of this Annual Report on Form 10-K, which is incorporated by reference to our 2026 Proxy Statement, for information on where to find information required by Item 201(d) of Regulation S-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section or incorporated by reference into any filing of IonQ, Inc. under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph depicts the cumulative total shareholder return from October 1, 2021 (the first day on which the Company’s common stock traded on the NYSE) through December 31, 2025 for the Company, the S&P 500 Index and the Nasdaq Computer Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Index and the Nasdaq Computer Index as of market close on October 1, 2021. The data for the S&P 500 Index and Nasdaq Computer Index assume the reinvestment of the full amount of all dividends. No dividends have been declared on our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Recent Sales of Unregistered Equity Securities

On December 8, 2025, we issued 356 shares of our common stock to former equityholders of Capella Space Corp. as a result of a post-closing working capital adjustment made pursuant to the terms of the Agreement and Plan of Merger, dated May 7, 2025, by and among the Company, Project Cornet Acquisition Sub, Inc., Capella Space Corp. and Shareholder Representative Services LLC, solely in its capacity as the representative of the former securityholders. The issuance and sale of these shares was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering provision of Rule 506 of Regulation D promulgated under the Securities Act.

On January 20, 2026, we issued 45,972 shares of our common stock to former equityholders of Oxford Ionics Limited as a result of a post-closing correction made pursuant to the terms of the Share Purchase Agreement, dated June 7, 2025, by and among the Company, Oxford Ionics Limited, the selling equityholders thereof and Oxford Science Enterprises plc, solely in its capacity as the representative of the selling equityholders. The issuance and sale of these shares was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering provision of Rule 506 of Regulation D and/or Regulation S promulgated under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains statements that may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act, that involve substantial risks and uncertainties. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believes,” “expects,” “intends,” “estimates,” “projects,” “anticipates,” “will,” “plan,” “may,” “should,” “could,” or similar language are intended to identify forward-looking statements.

It is routine for our internal projections and expectations to change throughout the year, and any forward-looking statements based upon these projections or expectations may change prior to the end of the next quarter or year. Readers of this Annual Report are cautioned not to place undue reliance on any such forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Risks and uncertainties are identified under “Risk Factors” in Item 1A herein and in our other filings with the Securities and Exchange Commission, or the SEC. All forward-looking statements included herein are made only as of the date hereof. Unless otherwise required by law, we do not undertake, and specifically disclaim, any obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise after the date of such statement.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. Unless the context otherwise requires, the terms “IonQ,” “we,” “us,” “our” and similar terms refer to IonQ Quantum, Inc. prior to the consummation of the Business Combination and IonQ, Inc. and its wholly owned subsidiaries after the consummation of the De-SPAC Transaction.

This section provides an analysis of our financial condition and results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. A discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 26, 2025, which is available free of charge on the SEC's website at www.sec.gov and our investor relations website at investors.ionq.com.

Overview

We are developing quantum computers designed to solve some of the world’s most complex problems and transform business, society and the planet for the better. We believe that our proprietary technology, our architecture and the technology exclusively available to us through license agreements will offer us advantages both in research and development and in the commercial value of our product offerings.

Today, we sell specialized quantum computing hardware, together with complementary products and services, such as quantum networking, quantum sensing and quantum security products and associated maintenance and support. We also sell access to several quantum computers of various qubit capacities and are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available through three major cloud platforms, Amazon Web Services’, or AWS’s, Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace, and also to select customers via our own cloud service. This cloud-based approach enables the broad availability of quantum-computing-as-a-service, or QCaaS.

We supplement our offerings with professional services focused on assisting our customers in applying quantum computing and our quantum networking, quantum sensing and quantum security solutions to their businesses. We also sell full quantum computing systems to customers, either over the cloud or on premises. Additionally, through a network of satellites, we offer data-as-a-service products to customers, including synthetic-aperture radar imaging, and through combining our satellite platform with our quantum sensing products, we intend to offer advanced quantum positioning, navigation and timing services in the future.

We are still in the early stages of commercial growth. Since our inception, we have incurred significant operating losses. Our net losses attributable to IonQ, Inc. were $510.4 million, $331.6 million and $157.8 million, for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $1,194.1 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of physical and logical qubits and higher levels of qubit performance than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

From time to time, we have acquired or invested in complementary businesses, and intend to continue to consider making such acquisitions and investments. For more information on recent acquisitions and investments and their impact on our business, refer to Note 3, Business Combinations, Note 5, Fair Value Measurements, and Note 22, Subsequent Events, in the notes to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Key Components of Results of Operations

Revenue

We derive revenue from the design, development, construction and sale of quantum ecosystem hardware together with related maintenance and support, from providing access to our QCaaS services, from consulting services related to co-developing algorithms and other services related to the Company's quantum products, and from providing satellite imagery and data from our constellation of satellites through our online platform.

Certain of our contracts contain multiple performance obligations, most commonly in contracts for the sale of quantum products together with related maintenance, consulting and other support. Certain contracts may also include access to our QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, we allocate the transaction price to each performance obligation based on its standalone selling price when available. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring us to estimate the standalone selling price. We estimate the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, we take into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin.

Performance obligations are satisfied over time if the customer receives the benefits as we perform the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. For performance obligations related to specialized quantum computing hardware and consulting services, as well as customer solutions for specialized satellite development capabilities, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. We apply judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For performance obligations related to certain quantum networking and sensing products and related services, revenue is recognized at the point in time when control passes to the customer, which is generally at the shipping point based on customary incoterms, or upon completion of the required services.

We have determined that our QCaaS contracts represent a combined, stand-ready performance obligation to provide access to our quantum computing systems together with related maintenance and support. Additionally, we have determined that our contracts to provide satellite imagery and data also represent a stand-ready performance obligation. The transaction price generally consists of a fixed fee for a minimum volume of usage or images to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For performance obligations related to providing QCaaS access or satellite imagery and data, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees are recognized in the period they occur.

Operating Costs and Expenses

Cost of revenue

Cost of revenue primarily consists of expenses related to the delivery of the our quantum hardware products and delivery of our services, including personnel-related expenses, hardware costs, allocated overhead costs for customer facing functions, and costs associated with maintaining the Company's in-service quantum computing systems and satellites to ensure proper calibration as well as costs incurred for maintaining the cloud on which the Company delivers its services. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization.

Research and development

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated overhead costs for our research and development functions. Research and development is attributable to the advancing technology research, platform and infrastructure development, and the research and development of new product iterations, including quantum products and satellites. Design and development efforts continue throughout the useful life of our quantum computing systems and satellites to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs for research purposes that are not probable of providing a future economic benefit and have no alternate future use as well as costs associated with third-party research and development arrangements.

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

Nonoperating Costs and Expenses

Gain (loss) on change in fair value of warrant liabilities

The gain (loss) on change in fair value of warrant liabilities consists of mark-to-market fair value adjustments recorded associated with the public warrants and Series A and Series B prefunded and private warrants.

Interest income, net

Interest income, net primarily consists of income earned on our money market funds and other available-for-sale investments.

Other income (expense), net

Other income (expense), net consists of gains and losses that arise from fluctuations in foreign currency exchange rates and certain other nonoperating expenses.

Offering costs associated with warrants

Offering costs associated with warrants consist of transaction costs that have been allocated to the Series A and Series B prefunded and private warrants and were expensed upon completion of the equity offerings based on the relative fair value of the equity issued and the liability-classified warrants.

Income tax benefit (expense)

Income tax benefit (expense) consists of income tax benefits related to deferred taxes and income tax benefit (expense) related to foreign jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our consolidated statements of operations for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$130,016	$43,073
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	77,488	20,597
Research and development(1)	305,705	136,827
Sales and marketing(1)	53,447	28,395
General and administrative(1)	245,087	71,055
Depreciation and amortization	82,004	18,654
Total operating costs and expenses	763,731	275,528
Loss from operations	(633,715)	(232,455)
Gain (loss) on change in fair value of warrant liabilities	66,710	(117,107)
Interest income, net	55,997	18,249
Offering costs associated with warrants	(45,714)	—
Other income (expense), net	29	(275)
Loss before income tax expense	(556,693)	(331,588)
Income tax benefit (expense)	44,572	(59)
Net loss	$(512,121)	$(331,647)
Net loss attributable to noncontrolling interests	(1,743)	—
Net loss attributable to IonQ, Inc.	$(510,378)	$(331,647)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$21,806	$4,740
Research and development	169,828	58,696
Sales and marketing	23,899	13,788
General and administrative	96,499	29,654

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Revenue	$130,016	$43,073	$86,943	202%

Revenue increased by $86.9 million, or 202%, to $130.0 million for the year ended December 31, 2025, from $43.1 million for the year ended December 31, 2024. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions during the year ended December 31, 2025.

Cost of revenue

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$77,488	$20,597	$56,891	276%

Cost of revenue increased by $56.9 million, or 276%, to $77.5 million for the year ended December 31, 2025, from $20.6 million for the year ended December 31, 2024. The increase was driven primarily by an increase in labor costs to service contracts, as well as an increase in materials costs related to quantum products, for the year ended December 31, 2025.

Research and development

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Research and development	$305,705	$136,827	$168,878	123%

Research and development expense increased by $168.9 million, or 123%, to $305.7 million for the year ended December 31, 2025, from $136.8 million for the year ended December 31, 2024. The increase was primarily driven by an increase of $146.4 million in payroll-related expenses, including an increase in stock-based compensation of $111.1 million, as a result of increased headcount and new equity grants, including the replacement awards issued in connection with acquisitions, and a $11.2 million increase in materials, supplies, and equipment costs. The remaining increase is due to an increase in costs to support research and development initiatives, including a $7.4 million increase in professional service fees and allocated overhead costs.

Sales and marketing

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Sales and marketing	$53,447	$28,395	$25,052	88%

Sales and marketing expense increased by $25.1 million, or 88%, to $53.4 million for the year ended December 31, 2025, from $28.4 million for the year ended December 31, 2024. The increase was primarily driven by an increase of $19.4 million of payroll-related expenses, including an increase in stock-based compensation of $10.1 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives, including a $2.9 million increase in professional service fees.

General and administrative

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
General and administrative	$245,087	$71,055	$174,032	245%

General and administrative expenses increased by $174.0 million, or 245%, to $245.1 million for the year ended December 31, 2025, from $71.1 million for the year ended December 31, 2024. The increase was primarily driven by an increase of $92.0 million of payroll-related expenses, including an increase in stock-based compensation of $66.8 million, as a result of increased headcount and new equity grants, as well as an increase of $74.9 million in professional service fees and allocated overhead costs, including $43.5 million in acquisition transaction and integration costs.

Depreciation and amortization

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Depreciation and amortization	$82,004	$18,654	$63,350	340%

Depreciation and amortization expenses increased by $63.4 million, or 340%, to $82.0 million for the year ended December 31, 2025, from $18.7 million for the year ended December 31, 2024. The increase was primarily driven by an increase of $45.6 million in amortization expense associated with acquired intangible assets, and an increase of $10.2 million in depreciation expense associated with capitalized quantum computing systems and satellites.

Gain (loss) on change in fair value of warrant liabilities

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$66,710	$(117,107)	$183,817	157%

The change in fair value of warrant liabilities was primarily due to the mark-to-market gains recognized on the Series A and Series B warrants issued in 2025.

Interest income, net

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Interest income, net	$55,997	$18,249	$37,748	207%

Interest income, net increased by $37.7 million, or 207%, to $56.0 million for the year ended December 31, 2025, from $18.2 million for the year ended December 31, 2024. The increase was primarily driven by an increase in the available-for-sale investments balance.

Offering costs associated with warrants

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Offering costs associated with warrants	$(45,714)	$—	$(45,714)	NM

NM—Not Meaningful

In connection with the issuance of the Series A and Series B prefunded and private warrants, $45.7 million of transaction costs were allocated and expensed related to the warrants for the year ended December 31, 2025.

Income tax benefit (expense)

	Year Ended December 31,		$	%
	2025	2024	Change	Change
	(in thousands)
Income tax benefit (expense)	$44,572	$(59)	$44,631	NM

NM—Not Meaningful

Income tax benefit (expense) increased by $44.6 million to a benefit of $44.6 million for the year ended December 31, 2025, from an expense of less than $0.1 million for the year ended December 31, 2024. The increase was primarily driven by a partial release of U.S. federal and state valuation allowances.

Liquidity and Capital Resources

As of December 31, 2025, we had cash, cash equivalents, and short-term and long-term investments of $3,336.8 million. Excluded from our available liquidity is $6.9 million of restricted cash, which is primarily recorded in other noncurrent assets in our consolidated balance sheets. We believe that our cash, cash equivalents and investments as of December 31, 2025, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of cash flows from operating activities and available funds from our cash, cash equivalents, and short-term and long-term investment balances. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of December 31, 2025, we had an accumulated deficit of $1,194.1 million. During the year ended December 31, 2025, we incurred net losses attributable to IonQ, Inc. of $510.4 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

On January 25, 2026, we entered into a definitive agreement to acquire SkyWater for total consideration of approximately $1.8 billion in a cash-and-stock transaction. The SkyWater Acquisition is expected to require approximately $1.0 billion in cash, including approximately $0.8 billion related to purchase consideration and approximately $0.2 billion related to debt repayment and other transaction costs. The transaction is expected to close within the next twelve months, subject to customary closing conditions, including approval by SkyWater’s shareholders and regulatory approval.

Future Funding Requirements

We expect our principal sources of liquidity will continue to be our cash, cash equivalents, and short-term and long-term investments and any additional capital we may obtain through additional equity or debt financings. Our future capital requirements will depend on many factors, including investments in growth and technology. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, which may require us to seek additional equity or debt financing.

Our primary uses of cash, cash equivalents, and short-term and long-term investments are to fund our operations as we continue to grow our business and our investing activities, including capital expenditures, potential acquisitions, and strategic investments. We require a significant amount of cash for expenditures as we invest in ongoing research and development and commercialization of our products. Until such time as we can generate significant revenue from commercializing our products and services, if ever, we expect to finance our liquidity needs through our cash, cash equivalents, and short-term and long-term investments, as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our quantum computing and networking technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our quantum computing and networking development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors.”

Our material contractual commitments as of December 31, 2025, primarily relate to operating lease commitments. As of December 31, 2025, we have total operating lease obligations of $35.5 million, with $9.6 million payable within 12 months. Other than operating lease commitments, cash requirements for fiscal year 2026 are expected to consist primarily of operating expenses and continued investment in our quantum products, as well as the acquisition of SkyWater. The SkyWater Acquisition is expected to require approximately $1.0 billion in cash, including approximately $0.8 billion related to purchase consideration and approximately $0.2 billion related to debt repayment and other transaction costs.

Cash flows

The following table summarizes our cash flows for the period indicated:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$(283,187)	$(105,683)	$(78,811)
Net cash provided by (used in) investing activities	(2,095,088)	82,730	68,766
Net cash provided by (used in) financing activities	3,358,602	41,687	1,761

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

Net cash used in operating activities during the year ended December 31, 2025, was $283.2 million, resulting primarily from a net loss of $512.1 million, adjusted for non-cash activity, primarily related to stock-based compensation, depreciation and amortization, deferred income taxes, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased compensation costs and costs for materials and supplies to support the production of quantum computing systems and satellites, customer contracts, and other research and development activities.

Net cash used in operating activities during the year ended December 31, 2024, was $105.7 million, resulting primarily from a net loss of $331.6 million, adjusted for non-cash activity, primarily related to stock-based compensation, the loss recorded as a result of mark-to-market activity for our public warrants, depreciation and amortization, and other working capital activities.

Cash flows from investing activities

Net cash used in investing activities during the year ended December 31, 2025, was $2,095.1 million, primarily resulting from purchases of available-for-sale securities and privately-held securities of $2,757.8 million, and additions of $16.4 million to property and equipment, offset by cash received from maturities of available-for-sale securities of $682.8 million.

Net cash provided by investing activities during the year ended December 31, 2024, was $82.7 million, primarily resulting from cash received from maturities of available-for-sale securities of $418.1 million, offset by purchases of available-for-sale securities of $296.3 million, and additions of $18.0 million to property and equipment primarily related to leasehold improvements and the development of our quantum computing systems, and other supporting equipment, cash paid of $15.5 million for businesses acquired, and additions of $3.9 million related to capitalized software development costs.

Cash flows from financing activities

Net cash provided by financing activities during the year ended December 31, 2025, was $3,358.6 million, primarily resulting from proceeds from the issuance of common stock and warrants, stock options exercised, and warrants exercised.

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

Revenue Recognition

We derive revenue from the design, development, construction and sale of quantum ecosystem hardware together with related maintenance and support, from providing access to our QCaaS services, from consulting services related to co-developing algorithms and other services related to the Company's quantum products, and from providing satellite imagery and data from our constellation of satellites through our online platform.

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

Determining the fair value of developed technology acquired in business combinations requires significant judgment and estimates, including estimates of projected revenue growth rates, projected earnings before interest, taxes, depreciation, and amortization growth rates, and the selection of discount rates. The resulting fair values and useful lives assigned to developed technology intangible assets impact the amount and timing of future amortization expense.

These estimates are inherently uncertain as they include forward-looking considerations and were based on expectations of future economic and market conditions. Changes in these estimates can have a significant impact on the determination of fair values of identifiable intangible assets acquired, which could result in material changes to reported intangible assets, goodwill, and amortization expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash, cash equivalents, and short-term and long-term investments of $3,336.8 million as of December 31, 2025. We hold our cash and cash equivalents for working capital purposes. Our cash and cash equivalents are held in cash and checking deposits, money market funds, and U.S government and agency securities. Our investments are held in corporate notes and bonds and U.S. government and agency securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increased risk. To achieve this objective, we invest in highly liquid securities depending on our strategic cash needs. Due to the nature of these instruments, we believe that we do not have any material exposure to changes in the fair value due to changes in interest rates. Declines in interest rates, however, would reduce our future interest income. Further, in the event of a significant decline in interest rates, we would consider taking actions to further mitigate our exposure to the change.

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

The Company completed the acquisitions of id Quantique SA on April 30, 2025, Capella Space Corp. on July 11, 2025, Oxford Ionics Limited on September 16, 2025, and Vector Atomic, Inc. on October 2, 2025. As permitted by the SEC, management has elected to exclude these acquisitions from its assessment of internal control over financial reporting as of December 31, 2025. These acquisitions represent approximately 6% of the Company's consolidated total assets, excluding goodwill and intangible assets, and approximately 39% of the Company's consolidated revenue as of and for the year ended December 31, 2025.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure. Accordingly, we believe that the consolidated financial statements included in this Annual Report do fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on our evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Independent Registered Public Accounting Firm

The report of our independent registered public accounting firm regarding internal control over financial reporting is set forth beginning on page F-2 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(c) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025, which we refer to as our 2026 Proxy Statement.

Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website (investors.ionq.com). We intend to satisfy the disclosure requirements of Item 5.05 of Form 8-K regarding amendment to, or waiver of, a provision of that Code by posting any required information on that website.

The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other document we file with or furnish to the SEC.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to our 2026 Proxy Statement.

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

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1^	Agreement and Plan of Merger, dated as of January 25, 2026, by and among IonQ, Inc., Iris Merger Subsidiary 1 Inc., Iris Merger Subsidiary 2 LLC and SkyWater Technology, Inc.		X	8-K	2.1	January 26, 2026

2.2^	Share Purchase Agreement, dated as of June 7, 2025, by and among IonQ, Inc., Oxford Ionics Limited, the Sellers (as defined therein) and Oxford Science Enterprises plc, solely in its capacity as the representative of the Sellers.		X	8-K	2.1	June 9, 2025

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	8-K	3.1	April 22, 2025

4.1	Specimen Common Stock Certificate.		X	S-4/A	4.4	August 11, 2021

4.2	Warrant Agreement, dated November 12, 2020, between Continental Stock Transfer & Trust Company and IonQ, Inc.		X	8-K	4.1	November 17, 2020

4.3	Series A Warrant Agreement, dated as of July 9, 2025, by and between IonQ, Inc. and Continental Stock Transfer & Trust Company, as warrant agent, together with Form of Series A Warrant.		X	8-K	4.1	July 9, 2025

4.4	Series B Warrant Agreement, dated as of October 14, 2025, by and between IonQ, Inc. and Continental Stock Transfer & Trust Company, as warrant agent, together with Form of Series B Warrant.		X	8-K	4.1	October 14, 2025

4.5	Description of the Registrant’s Securities.		X	10-K	4.3	March 28, 2022

10.1	Amended and Restated Registration Rights Agreement, dated September 30, 2021, between and among the investors party thereto and IonQ, Inc.		X	8-K	10.1	October 4, 2021

10.2+	Executive Severance Plan and Summary Plan Description (as amended December 3, 2024).		X	8-K	10.1	December 6, 2024

10.3+	Form of Indemnification Agreement of IonQ, Inc.		X	8-K	10.13	October 4, 2021

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

10.4+	2015 Equity Incentive Plan.		X	8-K	10.14	October 4, 2021

10.5+	Forms of Stock Option Grant Notice and Option Agreement under 2015 Equity Incentive Plan.		X	8-K	10.15	October 4, 2021

10.6+	2021 Equity Incentive Plan.		X	8-K	10.16	October 4, 2021

10.7+	Forms of Option Grant Notice and Option Agreement under 2021 Equity Incentive Plan.		X	10-K	10.14	March 30, 2023

10.8+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2021 Equity Incentive Plan.	X

10.9+†	Form of Performance-Based Award Grant Package (as amended December 3, 2024).		X	8-K	10.2	December 6, 2024

10.10+	2021 Employee Stock Purchase Plan.		X	8-K	10.19	October 4, 2021

10.11†	Warrant to Purchase Shares, dated November 27, 2019, issued to Amazon.com NV Investment Holdings LLC by IonQ, Inc.		X	S-4/A	10.33	July 16, 2021

10.12	Voting Agreement, dated as of January 25, 2026, by and among IonQ, Inc., Iris Merger Subsidiary 1 Inc., Iris Merger Subsidiary 2 LLC, SkyWater Technology, Inc. and certain stockholders of SkyWater Technology, Inc.		X	8-K	10.1	January 26, 2026

10.13	Registration Rights Agreement, dated as of October 2, 2025, by and between IonQ, Inc. and Fortis Advisors LLC.		X	8-K	10.1	October 7, 2025

10.14	Registration Rights Agreement, dated as of November 10, 2025, by and between IonQ Inc. and the University of Chicago.		X	8-K	4.1	November 10, 2025

10.15†+	Offer Letter, dated February 26, 2025, by and between IonQ, Inc. and Niccolo de Masi.		X	8-K	10.1	February 26, 2025

10.16†+	Performance-Based Award Grant Notice, dated February 26, 2025, by and between IonQ, Inc. and Niccolo de Masi.		X	8-K	10.2	February 26, 2025

10.17†+	Offer Letter, dated September 2, 2025, by and between IonQ, Inc. and Inder M. Singh.		X	10-Q	10.1	November 5, 2025

10.18†+	Offer Letter, dated July 9, 2025, by and between IonQ, Inc. and Paul T. Dacier.		X	10-Q	10.2	November 5, 2025

10.19†+	Offer Letter, dated September 3, 2025, by and between IonQ, Inc. and Dean Acosta.		X	10-Q	10.3	November 5, 2025

10.20†+	Offer Letter, dated September 4, 2025, by and between IonQ, Inc. and Robert Cardillo.		X	10-Q	10.4	November 5, 2025

10.21†+	Offer Letter, dated November 6, 2025, by and between IonQ, Inc. and Scott F. Millard.	X

10.22†+	Advisor Agreement, dated as of November 17, 2025, by and between IonQ, Inc. and John W. Raymond.	X

10.23†+	Separation Agreement, dated August 5, 2025, by and between IonQ, Inc. and Peter Chapman.		X	10-Q	10.5	November 5, 2025

10.24†+	Separation Agreement, dated December 2, 2025, by and between IonQ, Inc. and Thomas Kramer.	X

10.25†+	Separation Agreement, dated November 17, 2025, by and between IonQ, Inc. and Rima Alameddine.	X

10.26+	Amended and Restated Non-Employee Director Compensation Policy	X

19.1	IonQ, Inc. Insider Trading Policy	X

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

21.1	List of Subsidiaries of the Company	X

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (included on the signature page to this report).	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

97	Incentive Compensation Recoupment Policy		X	10-K	97	February 28, 2024

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

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

Important Information and Where to Find It

In connection with the SkyWater Acquisition, IonQ intends to file with the SEC a Registration Statement on Form S-4, which we refer to as the Registration Statement and which will include a prospectus with respect to the shares of IonQ common stock, par value $0.0001 per share, to be issued in the SkyWater Acquisition and a proxy statement for SkyWater’s stockholders, which we refer to as the Proxy Statement/Prospectus, and SkyWater intends to file with the SEC the proxy statement. The definitive proxy statement (if and when available following the effectiveness of the Registration Statement) will be mailed to stockholders of SkyWater. Each of IonQ and SkyWater may also file with or furnish to the SEC other relevant documents regarding the SkyWater Acquisition. This communication is not a substitute for the Registration Statement, the Proxy Statement/Prospectus or any other document that IonQ or SkyWater may file with the SEC or mail to SkyWater’s stockholders in connection with the SkyWater Acquisition. INVESTORS AND SECURITY HOLDERS OF IONQ AND SKYWATER ARE URGED TO READ THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS INCLUDED WITHIN THE REGISTRATION STATEMENT WHEN THEY BECOME AVAILABLE, AS WELL AS ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE SKYWATER ACQUISITION OR INCORPORATED BY REFERENCE INTO THE REGISTRATION STATEMENT AND THE PROXY STATEMENT/PROSPECTUS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO), BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION REGARDING IONQ, SKYWATER, THE SKYWATER ACQUISITION AND RELATED MATTERS. The documents filed by IonQ with the SEC also may be obtained free of charge at IonQ’s website at investors.ionq.com. The documents filed by SkyWater with the SEC also may be obtained free of charge at SkyWater’s website at ir.skywatertechnology.com.

Participants in the Solicitation

IonQ, SkyWater and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of SkyWater in connection with the SkyWater Acquisition under the rules of the SEC. Information about the interests of the directors and executive officers of IonQ and SkyWater and other persons who may be deemed to be participants in the solicitation of stockholders of SkyWater in connection with the SkyWater Acquisition and a description of their direct and indirect interests, by security holdings or otherwise, will be included in the Proxy Statement/Prospectus, which will be filed with the SEC. Information about SkyWater’s directors and executive officers is set forth in SkyWater’s proxy statement for its 2025 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 8, 2025, SkyWater’s Annual Report on Form 10-K for the year ended December 29, 2024 and any subsequent filings with the SEC. Information about certain of IonQ’s directors and executive officers is set forth in IonQ’s proxy statement for its 2025 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 28, 2025 and any subsequent filings with the SEC. Additional information regarding the direct and indirect interests of those persons and other persons who may be deemed participants in the SkyWater Acquisition may be obtained by reading the Proxy Statement/Prospectus regarding the SkyWater Acquisition when it becomes available. Free copies of these documents may be obtained as described above.

No Offer or Solicitation

This communication is for informational purposes only and does not constitute, or form a part of, an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act and otherwise in accordance with applicable law.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IonQ, Inc.

February 25, 2026	BY:	/s/ Niccolo M. de Masi
Niccolo M. de Masi
Chairman, President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Inder M. Singh and Paul T. Dacier, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Niccolo M. de Masi	Chairman, President and Chief Executive Officer	February 25, 2026
Niccolo M. de Masi	(Principal Executive Officer)

/s/ Inder M. Singh	Chief Financial Officer and Chief Operating Officer	February 25, 2026
Inder M. Singh	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kathryn K. Chou	Lead Independent Director	February 25, 2026
Kathryn K. Chou

/s/ Robert T. Cardillo	Director	February 25, 2026
Robert T. Cardillo

/s/ Jim Frankola	Director	February 25, 2026
Jim Frankola

/s/ John W. Raymond	Director	February 25, 2026
John W. Raymond

/s/ William J. Teuber, Jr.	Director	February 25, 2026
William J. Teuber, Jr.

/s/ Gabrielle B. Toledano	Director	February 25, 2026
Gabrielle B. Toledano

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IonQ, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IonQ, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions of Capella Space Corp. (“Capella”) and Oxford Ionics Limited (“Oxford Ionics”) – Valuation of Developed Technology

Description of the Matter

As discussed in Note 3 to the consolidated financial statements, the Company acquired Capella and Oxford Ionics on July 11, 2025 and September 16, 2025, respectively for purchase consideration of approximately $424.8 million and $1.6 billion, respectively. The Company accounted for the acquisitions as business combinations. The acquisition date fair value of the acquired developed technology intangible assets for Capella and Oxford Ionics were $82.9 million and $422.9 million, respectively.

Auditing the Company’s accounting for these acquisitions was complex due to the significant estimation uncertainty inherent in determining the fair value of the developed technology intangible assets using an income approach. The estimation uncertainty was primarily due to the sensitivity of fair value to the underlying projected revenue growth rates for the Capella developed technology intangible asset and the underlying projected revenue growth rates, projected EBITDA margin, and discount rate for the Oxford Ionics developed technology intangible asset. These significant assumptions include forward-looking considerations and were based on expectations of future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s estimation process supporting the fair value of these developed technology intangible assets. For example, we tested management’s review controls over the significant assumptions described above along with the completeness and accuracy of the data utilized in the fair value estimates.

Our audit procedures related to the estimated fair value of the Capella and Oxford Ionics developed technology intangible assets included, among others, evaluating the Company’s use of the income approach, performing sensitivity analyses, and testing the significant assumptions described above. We also tested the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with evaluating the valuation methodology and significant assumptions used by management to determine the fair value estimates. We compared the significant assumptions, as applicable, to historical and current industry, market and economic trends, as well as guideline companies within the respective industry.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Tysons, Virginia

February 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IonQ, Inc.

Opinion on Internal Control Over Financing Reporting

We have audited IonQ, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, IonQ, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of id Quantique SA, Capella Space Corp., Oxford Ionics Limited, and Vector Atomic Inc., which are included in the 2025 consolidated financial statements of the Company and constituted 6% of total assets as of December 31, 2025 and 39% of the Company’s total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of id Quantique SA, Capella Space Corp., Oxford Ionics Limited, and Vector Atomic Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 25, 2026

IonQ, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,030,865	$54,393
Short-term investments	1,361,291	285,896
Accounts receivable, net	66,532	10,188
Prepaid expenses and other current assets	127,751	28,325
Total current assets	2,586,439	378,802
Long-term investments	944,643	23,545
Property and equipment, net	120,145	52,761
Operating lease right-of-use assets	22,724	9,470
Intangible assets, net	767,432	29,469
Goodwill	1,963,584	9,904
Other noncurrent assets	165,391	4,437
Total Assets	$6,570,358	$508,388
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,138	$5,230
Accrued expenses and other current liabilities	89,721	16,811
Current portion of operating lease liabilities	8,850	3,366
Unearned revenue	42,116	10,678
Total current liabilities	166,825	36,085
Operating lease liabilities, net of current portion	21,171	14,359
Unearned revenue, net of current portion	1,921	—
Warrant liabilities	2,471,577	70,688
Other noncurrent liabilities	95,172	3,394
Total liabilities	$2,756,666	$124,526
Commitments and contingencies (see Note 11)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 362,592,722 and 221,919,191 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	$36	$22
Additional paid-in capital	5,006,250	1,067,403
Accumulated deficit	(1,194,098)	(683,720)
Accumulated other comprehensive income (loss)	(12,671)	157
Total IonQ, Inc. stockholders' equity	3,799,517	383,862
Noncontrolling interests	14,175	—
Total stockholders’ equity	$3,813,692	$383,862
Total Liabilities and Stockholders’ Equity	$6,570,358	$508,388

The accompanying notes are an integral part of these consolidated financial statements.

IonQ, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$130,016	$43,073	$22,042
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	77,488	20,597	8,108
Research and development	305,705	136,827	92,321
Sales and marketing	53,447	28,395	18,270
General and administrative	245,087	71,055	50,722
Depreciation and amortization	82,004	18,654	10,375
Total operating costs and expenses	763,731	275,528	179,796
Loss from operations	(633,715)	(232,455)	(157,754)
Gain (loss) on change in fair value of warrant liabilities	66,710	(117,107)	(19,206)
Interest income, net	55,997	18,249	19,322
Offering costs associated with warrants	(45,714)	—	—
Other income (expense), net	29	(275)	(85)
Loss before income tax expense	(556,693)	(331,588)	(157,723)
Income tax benefit (expense)	44,572	(59)	(48)
Net loss	$(512,121)	$(331,647)	$(157,771)
Net loss attributable to noncontrolling interests	(1,743)	—	—
Net loss attributable to IonQ, Inc.	$(510,378)	$(331,647)	$(157,771)
Net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	$(1.82)	$(1.56)	$(0.78)
Weighted average shares used in computing net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	280,345,046	213,029,365	202,576,492

The accompanying notes are an integral part of these consolidated financial statements.

IonQ, Inc.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(512,121)	$(331,647)	$(157,771)
Other comprehensive income (loss), net of reclassification adjustments:
Change in unrealized gain (loss) on available-for-sale securities, net	4,104	2,127	5,398
Net actuarial gain (loss) on pension benefit plans	(1,226)	—	—
Currency translation adjustments	(15,099)	(3)	(10)
Total other comprehensive income (loss)	(12,221)	2,124	5,388
Total comprehensive loss	$(524,342)	$(329,523)	$(152,383)
Comprehensive loss attributable to noncontrolling interests	(1,136)	—	—
Comprehensive loss attributable to IonQ, Inc.	$(523,206)	$(329,523)	$(152,383)

The accompanying notes are an integral part of these consolidated financial statements.

IonQ, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2022	199,862,123	$20	$769,848	$(194,302)	$(7,355)	$-	$568,211
Net loss	—	—	—	(157,771)	—	—	(157,771)
Other comprehensive income (loss)	—	—	—	—	5,388	—	5,388
Issuance of common stock from equity incentive plans	6,244,984	—	5,877	—	—	—	5,877
Vesting of restricted common stock	501,364	—	1,128	—	—	—	1,128
Stock-based compensation	—	—	62,104	—	—	—	62,104
Warrants exercised	3,233	—	57	—	—	—	57
Balance, December 31, 2023	206,611,704	$20	$839,014	$(352,073)	$(1,967)	$—	$484,994
Net loss	—	—	—	(331,647)	—	—	(331,647)
Other comprehensive income (loss)	—	—	—	—	2,124	—	2,124
Issuance of common stock from equity incentive plans	12,207,350	2	19,454	—	—	—	19,456
Vesting of restricted common stock	192,580	—	392	—	—	—	392
Stock-based compensation	—	—	105,683	—	—	—	105,683
Warrants exercised	2,907,557	—	102,860	—	—	—	102,860
Balance, December 31, 2024	221,919,191	$22	$1,067,403	$(683,720)	$157	$—	$383,862
Net loss	—	—	—	(510,378)	—	(1,743)	(512,121)
Other comprehensive income (loss)	—	—	—	—	(12,828)	607	(12,221)
Issuance of common stock in connection with acquisitions, net	58,304,100	6	2,588,053	—	—	16,918	2,604,977
Issuance of common stock, net of issuance costs	46,704,168	4	358,253	—	—	—	358,257
Issuance of common stock from equity incentive plans	23,489,791	3	33,702	—	—	—	33,705
Issuance of common stock in exchange for intangible assets and research and development arrangements	2,108,993	—	116,775	—	—	—	116,775
Vesting of restricted common stock	211,182	—	448	—	—	—	448
Stock-based compensation	—	—	291,940	—	—	—	291,940
Warrants exercised	9,855,297	1	543,835	—	—	—	543,836
Settlement of contingent consideration	—	—	4,234	—	—	—	4,234
Change in ownership interest	—	—	1,607	—	—	(1,607)	—
Balance, December 31, 2025	362,592,722	$36	$5,006,250	$(1,194,098)	$(12,671)	$14,175	$3,813,692

The accompanying notes are an integral part of these consolidated financial statements.

IonQ, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(512,121)	$(331,647)	$(157,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,004	18,654	10,375
Stock-based compensation	312,032	106,878	69,743
(Gain) loss on change in fair value of warrant liabilities	(66,710)	117,107	19,206
Offering costs associated with warrants	45,714	—	—
Deferred income taxes	(44,868)	—	—
Amortization of premiums and accretion of discounts on available-for-sale securities	(8,323)	(8,804)	(9,746)
Other, net	18,366	5,323	1,994
Changes in operating assets and liabilities:
Accounts receivable	(37,667)	1,609	(8,175)
Prepaid expenses and other current assets	(72,171)	(15,200)	(14,413)
Accounts payable	(7,636)	(601)	2,188
Accrued expenses and other current liabilities	7,382	(411)	3,319
Unearned revenue	9,285	(1,752)	2,604
Other assets and liabilities	(8,474)	3,161	1,865
Net cash provided by (used in) operating activities	$(283,187)	$(105,683)	$(78,811)
Cash flows from investing activities:
Purchases of property and equipment	(16,417)	(17,992)	(13,703)
Purchases of available-for-sale securities	(2,669,300)	(296,329)	(298,445)
Maturities of available-for-sale securities	682,830	418,082	386,760
Purchases of privately-held securities	(88,500)	—	—
Businesses acquired, net of cash paid and acquired	523	(15,454)	—
Other investing, net	(4,224)	(5,577)	(5,846)
Net cash provided by (used in) investing activities	$(2,095,088)	$82,730	$68,766
Cash flows from financing activities:
Proceeds from common stock and warrant issuance, net of issuance costs	3,312,541	—	—
Proceeds from stock options exercised	26,744	8,012	1,954
Proceeds from warrants exercised	11,436	33,437	37
Other financing, net	7,881	238	(230)
Net cash provided by (used in) financing activities	$3,358,602	$41,687	$1,761
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	581	25	(2)
Net change in cash, cash equivalents and restricted cash	980,908	18,759	(8,286)
Cash, cash equivalents and restricted cash at the beginning of the period	56,840	38,081	46,367
Cash, cash equivalents and restricted cash at the end of the period	$1,037,748	$56,840	$38,081
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$1,278	$1,060	$773
Operating lease right-of-use assets subject to lease liability	—	6,129	2,380
Noncash reclassification of warrant liabilities to equity upon exercise	532,399	69,423	20
Bonus settled in restricted stock units	6,969	11,443	3,923
Equity issued for acquisitions	2,588,053	—	—
Equity issued for intangible assets	48,084	—	—
Equity issued for research and development arrangement	68,691	—	—

The accompanying notes are an integral part of these consolidated financial statements.

IonQ, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

IonQ, Inc. (“IonQ” or the “Company”) is a quantum platform company delivering quantum solutions via quantum computing, networking, sensing, and security to solve some of the world’s most complex problems, and transform business, society, and the planet for the better. To operate these quantum products, the Company has developed custom hardware, custom firmware, and an operating system. The Company also offers satellite-based data capabilities and satellite solutions intended to enable quantum-secure global communications through combining our satellite platform with our quantum sensing products.

The Company pursues its business goals both through organic innovation and development, and targeted acquisitions of complementary businesses. For a discussion of the impact of recent acquisitions on our business and the benefits that we expect them to provide, refer to Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”). Such consolidated financial statements include the accounts of IonQ and majority-owned and wholly-owned subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. All intercompany transactions and balances have been eliminated in consolidation. For consolidated non-wholly-owned subsidiaries, a noncontrolling interest is recognized to reflect the portion of income and equity that is not attributable to the Company. Any change in the Company’s ownership interest in a consolidated subsidiary, where a controlling financial interest is retained, is accounted for as an equity transaction. If the Company ceases to have a controlling financial interest in a consolidated subsidiary, the Company recognizes a gain or loss in net loss upon deconsolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC require management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes.

Significant estimates and assumptions are inherent in the analysis and measurement of items including, but not limited to: standalone selling price for revenue arrangements with multiple performance obligations, total expected costs for revenue arrangements recognized over time under the cost-to-cost percentage of completion model, and estimates of the fair value of intangible assets upon acquisition. Management bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ and be affected by changes in those estimates.

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

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. Assets that are measured using unobservable inputs, including investments in privately-held companies, use the market or income approach and may involve pricing models whose inputs require significant judgment or estimation. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. Liabilities that are measured using unobservable inputs, including warrant liabilities, use the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and may involve inputs which require significant judgment or estimation, including expected volatility.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash and checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and certain other obligations is included in prepaid expenses and other noncurrent assets in the consolidated balance sheets. The Company issues financial guarantees, including letters of credit, in the ordinary course of business, including for lease arrangements and regulatory requirements. As of December 31, 2025 and 2024, letters of credit totaling $5.2 and $2.1 million were outstanding, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash included in the consolidated balance sheets to the amounts included in the consolidated statements of cash flows (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$1,030,865	$54,393
Restricted cash	6,883	2,447
Total cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$1,037,748	$56,840

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represent amounts billed and currently due from customers at the gross invoiced amount as well as unbilled amounts related to unconditional rights for consideration to be received for services performed but not yet invoiced. A receivable is recorded when the Company has an unconditional right to receive payment. Accounts receivable are classified as current based on the Company's contract operating cycle and include amounts that may be billed and collected beyond one year due to the long-cycle nature of the Company's contracts. Accounts receivable consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Billed accounts receivable	$33,763	$6,516
Unbilled accounts receivable	32,769	3,672
Total accounts receivable	$66,532	$10,188

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

Allowance for credit losses was not material as of either December 31, 2025 or 2024.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, with cost computed using the weighted-average cost basis, and are recorded in prepaid expenses and other current assets in the consolidated balance sheet. Inventories are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company’s current and future strategic plans, risk of technological obsolescence, and general market conditions. During the year ended December 31, 2025, excess and obsolescence charges were not material.

Materials and Supplies, Net

Materials and supplies, including spare parts, are carried at weighted-average cost and recorded in prepaid expenses and other current assets in the consolidated balance sheets. Materials and supplies used in the production of quantum computing systems and satellites are capitalized to property and equipment when installed. Materials and supplies used to support customer contracts, for maintenance, or for research and development efforts are expensed when consumed. The Company capitalized $17.4 million, $7.2 million, and $3.6 million of materials and supplies to property and equipment for the years ended December 31, 2025, 2024 and 2023, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company's current and future strategic plans, risk of technological obsolescence, and general market conditions. Excess and obsolescence charges were $4.0 million, $1.3 million, and less than $0.1 million during the years ended years ended December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the activity in the Company’s excess and obsolescence reserve against materials and supplies (in thousands):

	2025	2024
Beginning balance	$1,341	$65
Provisions	4,538	1,331
Recoveries	(548)	(55)
Disposals	(374)	—
Ending balance	$4,957	$1,341

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

The Company also invests in privately-held companies, consisting of equity securities, convertible debt securities, and simple agreements for future equity (“SAFE”) investments and classifies these investments in accordance with the terms of the underlying securities. Investments in securities of privately-held companies are included in other noncurrent assets on the consolidated balance sheet. For convertible debt securities and SAFE investments, the Company elects the fair value option, when applicable, and records changes in fair value in other income (expense), net in the consolidated statements of operations. When the fair value option is not elected or permitted, investments are classified as available-for-sale investments, with changes in fair value recorded in accumulated other comprehensive income (loss). Equity securities without a readily determinable fair value are recorded using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes in orderly transactions for identical or similar investments of the same issuer. Changes in the basis of the securities are recognized in other income (expense), net in the consolidated statements of operations.

The Company performs periodic evaluations to determine whether any declines in the fair value of investments below amortized cost are credit losses or impairments. The evaluation consists of qualitative and quantitative factors regarding the severity of the unrealized loss, as well as the Company’s ability and intent to hold the investments until a forecasted recovery occurs. Declines in fair value are considered to be credit losses if they are related to deterioration in credit risk or are considered impairments if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Credit losses and impairments are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. Credit losses and impairments were not material for the years ended December 31, 2025, 2024 and 2023.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Historical cost of fixed assets is the cost as of the date acquired. Hardware and labor costs associated with the building of quantum computing systems, satellites, and supporting equipment are capitalized in the period the costs are incurred when it is probable that such costs will provide future economic benefit. The costs of quantum computing systems, satellites, and supporting equipment that are used in research and development activities and have alternative future uses are capitalized. Maintenance costs associated with our property and equipment are expensed as incurred.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets. As of December 31, 2025 and 2024, the Company has no financing lease arrangements. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

Internal-Use Software

The costs to purchase and develop internal-use software are capitalized from the time that the preliminary project stage is completed, and it is considered probable that the software will be used to perform the function intended, until the time the software is placed in service for its intended use. Any costs incurred during subsequent efforts to upgrade and enhance the functionality of the software are also capitalized. Once this software is ready for its intended use, these costs are amortized on a straight-line basis over the estimated useful life of the software, which is typically assessed to be three years. Capitalized internal-use software is recorded within intangible assets, net, in the consolidated balance sheets. During the years ended December 31, 2025, 2024 and 2023, the Company capitalized $7.0 million, $6.8 million and $8.0 million in internal-use software costs, respectively. The Company amortized $6.6 million, $5.3 million and $2.9 million of capitalized internal-use software costs during the years ended December 31, 2025, 2024 and 2023, respectively.

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during any of the years ended December 31, 2025, 2024 and 2023.

Intangible Assets, Net

The Company’s intangible assets include developed technology, naming rights, customer relationships, trademarks, in-process research and development, non-compete agreements, and patents. Intangible assets with identifiable useful lives are initially valued at acquisition cost and are amortized over their estimated useful lives using the straight-line method. Intangible assets with indefinite useful lives are assessed for impairment at least annually. In-process research and development is accounted for as an indefinite-lived intangible asset until the underlying project is completed, at which point the intangible asset will be accounted for as a definite-lived intangible asset.

Goodwill

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. The Company tests goodwill for impairment on an annual basis, which it has determined to be the first day of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company tests goodwill qualitatively, or quantitatively by comparing the fair value of the reporting unit with the unit’s carrying amount. No impairment loss was recognized for any of the years ended December 31, 2025, 2024 and 2023.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment losses were not material for any of the years ended December 31, 2025, 2024 and 2023.

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

Revenue Recognition

The Company derives revenue from the design, development, construction and sale of quantum ecosystem hardware together with related maintenance and support, from providing access to its quantum-computing-as-a-service (“QCaaS” services), from consulting services related to co-developing algorithms and other services related to the Company's quantum products, and from providing satellite imagery and data from its constellation of satellites through its online platform. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To support this core principle, the Company applies the following five step approach:

1.
Identify the contract with the customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when (or as) the entity satisfies a performance obligation

Certain of the Company’s contracts contain multiple performance obligations, most commonly in contracts for the sale of quantum products together with related maintenance, consulting and other support. Certain contracts may also include access to the Company’s QCaaS. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. When there are multiple performance obligations in a contract, the Company allocates the transaction price to each performance obligation based on its standalone selling price when available. The Company determines standalone selling price based on the observable price of a product or service when it sells the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring the Company to estimate the standalone selling price. The Company estimates the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, the Company takes into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin.

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. For performance obligations related to specialized quantum hardware and consulting services as well as customer solutions for specialized satellite development capabilities, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. The Company applies judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include the Company’s historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For performance obligations related to certain quantum networking and sensing products and related services, revenue is recognized at the point in time when control passes to the customer, which is generally at the shipping point based on customary incoterms, or upon completion of the required services.

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

For the years ended December 31, 2025, 2024 and 2023, the majority of revenue was recognized based on transfer of service over time. In arrangements with cloud service providers, the cloud service provider is considered the customer and the Company does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

The fees associated with the QCaaS and satellite imagery and data contracts are generally billed a month in arrears. Customers also have the ability to make advance payments. Advance payments are recorded as a contract liability until services are delivered or obligations are met and revenue is earned. Contract liabilities to be recognized in the succeeding 12-month period are classified as current and the remaining amounts are classified as non-current liabilities in the Company’s consolidated balance sheets.

Cost of Revenue

Cost of revenue primarily consists of expenses related to the delivery of the Company's quantum hardware products and delivery of its services, including personnel-related expenses, hardware costs, allocated overhead costs for customer facing functions, and costs associated with maintaining the Company's in-service quantum computing systems and satellites to ensure proper calibration as well as costs incurred for maintaining the cloud on which the Company delivers its services. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization.

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

In November 2025, the Company entered into a strategic collaboration agreement and master research agreement with the University of Chicago, pursuant to which the Company receives a license to certain intellectual property, as well as naming rights to a University of Chicago building. In exchange for the licensed intellectual property and naming rights, the University of Chicago received 2,108,993 shares of Company common stock, which were issued during the year ended December 31, 2025. The master research agreement is considered a research and development service arrangement and is recorded as a prepayment initially valued at $68.7 million based on the proportionate fair value of the common stock issued. The prepayment is recorded within prepaid and other current assets and other noncurrent assets in the consolidated balance sheets and is amortized over the term of the arrangement as services are received. Amortization of the prepayment is recognized in research and development in the consolidated statements of operations. The naming rights were recorded as intangible assets of $48.1 million based on the proportionate fair value of the common stock issued. The intangible assets are amortized based on the terms of the underlying agreements. The Company also entered into a commercial agreement for the sale of certain quantum computing hardware and services. During the year ended December 31, 2025, the Company recognized $1.8 million of revenue from the commercial contract.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, investments, and trade accounts receivable. The Company maintains the majority of its cash, cash equivalents, restricted cash and investments with several financial institutions. The Company’s deposits routinely exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the years ended December 31, 2025, 2024 and 2023, the Company had three, two, and two significant customers, respectively, that accounted for 53%, 77%, and of 58% total revenue, respectively.

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

The following table sets forth the computation of basic and diluted loss per share attributable to common stockholders (in thousands, except share and per share data):

	Year Ended December 31,
Numerator:	2025	2024	2023
Net loss	$(512,121)	$(331,647)	$(157,771)
Less: Net loss attributable to noncontrolling interests	(1,743)	—	$—
Net loss attributable to IonQ, Inc. common stockholders for basic and diluted net loss per share	$(510,378)	$(331,647)	$(157,771)
Denominator:
Weighted average shares used in computing net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	280,345,046	213,029,365	202,576,492
Net loss per share attributable to IonQ, Inc. common stockholders—basic and diluted	$(1.82)	$(1.56)	$(0.78)

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

	Year Ended December 31,
	2025	2024	2023
Common stock options outstanding	10,423,381	19,147,636	23,518,426
Warrants to purchase common stock	29,037,457	12,573,433	13,531,815
Unvested restricted stock units	14,703,452	16,203,257	13,726,782
Unvested performance-based restricted stock units	4,005,314	1,980,589	542,905
Unvested restricted stock	3,529,833	—	—
Unvested early exercised stock options	101,762	307,473	654,442
Total	61,801,199	50,212,388	51,974,370

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company adopted this standard and applied the disclosure requirements on a prospective basis, effective for the year ended December 31, 2025. Refer to Note 17 for the required disclosures.

Recently Issued Accounting Standards Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to make changes to the Codification that clarify, correct errors, or make minor improvements to U.S. GAAP, including clarifying the calculation of earnings per share when a loss from continuing operations exists. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

3. BUSINESS COMBINATIONS

2025 Acquisitions

During 2025, the Company completed six acquisitions, for which each of the purchase price allocations are based on preliminary information and subject to change. Upon completion of the final purchase price allocations, the final fair values of assets acquired and liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. The Company has estimated the preliminary fair values of assets acquired and liabilities assumed in each acquisition based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period.

The Company incurred approximately $36.5 million in transaction costs, which were primarily related to fees associated with financial and legal advisors, related to closed and pending acquisitions. Transactions costs were recorded in general and administrative expenses in the consolidated statements of operations.

The Company has included the revenue and expenses of each acquisition in its consolidated statements of operations from the date of acquisition.

Vector Atomic, Inc.

On October 2, 2025, the Company acquired Vector Atomic, Inc. (“Vector Atomic”) for approximately $181.5 million of stock consideration (the “Vector Atomic Acquisition”). The stock consideration is comprised of 2,607,452 shares of the Company’s common stock, of which 566,464 shares are held in escrow and are expected to be released within 12 months after the close of the acquisition, subject to reductions for indemnity claims and working capital adjustments. The Vector Atomic Acquisition was accounted for as a business combination. The acquisition supports the Company’s mission to develop fully integrated quantum systems by adding sensing capabilities to the Company's existing quantum products.

The following table summarizes the preliminary fair values of Vector Atomic’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$13,637
Accounts receivable	8,618
Prepaid expenses and other current assets	3,481
Property and equipment	564
Operating lease right-of-use assets	3,712
Intangible assets	95,900
Other noncurrent assets	667
Goodwill	94,223
Accounts payable	(25)
Accrued expenses and other current liabilities	(1,919)
Unearned revenue	(10,140)
Operating lease liabilities	(3,712)
Deferred tax liabilities	(22,781)
Other noncurrent liabilities	(746)
Total fair value of net assets acquired	$181,479

The goodwill of $94.2 million is primarily attributable to growth opportunities from the expansion of the Company’s product offerings and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of $57.6 million in developed technology with an estimated useful life of eight years, $19.5 million in customer relationships with an estimated useful life of 6 years, and $18.8 million in in-process research and development which is accounted for as an indefinite-lived intangible asset until the underling project is completed. Fair values of intangible assets were determined using income approaches, including the multi-period excess earnings and the relief from royalty methods.

Vector Atomic’s revenue since the acquisition date to December 31, 2025, included in the Company’s consolidated statements of operations was $8.7 million.

Oxford Ionics Limited

On September 16, 2025, the Company acquired Oxford Ionics Limited (“Oxford Ionics”) for approximately $1,589.7 million of total consideration (the “Oxford Ionics Acquisition”). The Oxford Ionics Acquisition was accounted for as a business combination. The acquisition accelerates the Company’s technology roadmap for more powerful, high-fidelity quantum computers and supports the Company’s global expansion.

The following table summarizes the components of the purchase consideration to acquire Oxford Ionics (in thousands):

Cash	$10,000
Fair value of common stock issued(1)	1,579,670
Total purchase consideration	$1,589,670

(1)
Reflects 25,372,150 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 115,851 shares withheld to cover employee tax obligations.

The following table summarizes the preliminary fair values of Oxford Ionics’s assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$8,722	$—	$8,722
Accounts receivable	758	—	758
Prepaid expenses and other current assets	16,185	669	16,854
Property and equipment	5,334	—	5,334
Operating lease right-of-use assets	4,977	—	4,977
Intangible assets	423,581	—	423,581
Goodwill	1,261,472	432	1,261,904
Accounts payable	(23,339)	—	(23,339)
Accrued expenses and other current liabilities	(11,510)	—	(11,510)
Operating lease liabilities	(4,735)	—	(4,735)
Unearned revenue	(1,937)	—	(1,937)
Deferred tax liabilities	(89,214)	(1,101)	(90,315)
Other noncurrent liabilities	(624)	—	(624)
Total fair value of net assets acquired	$1,589,670	$—	$1,589,670

The goodwill of $1,261.9 million is primarily attributable to Oxford Ionics’s specialized assembled workforce and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of $422.9 million in developed technology with an estimated useful life of seven years. Fair values of intangible assets were determined using income approaches, including the multi-period excess earnings and the relief from royalty methods. In particular, the valuation of the developed technology intangible asset was complex and required significant judgment. The significant assumptions utilized in the valuation include the underlying projected revenue growth rates, projected EBITDA margin, and discount rate. These assumptions include forward-looking considerations and could be affected by future economic and market conditions.

Oxford Ionics’s revenue since the acquisition date to December 31, 2025, included in the Company’s consolidated statements of operations was not material.

Capella Space Corp.

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

The following table summarizes the components of the purchase consideration to acquire Capella (in thousands):

Cash	$48,349
Fair value of common stock issued(1)	376,498
Total purchase consideration	$424,847

(1)
Reflects 9,004,982 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 1,334,668 shares held in escrow. The escrowed shares are expected to be released within 18 months after the close of the Capella Acquisition, subject to reductions for indemnity claims.

The following table summarizes the preliminary fair values of Capella’s assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$5,019	$—	$5,019
Accounts receivable	4,527	81	4,608
Prepaid expenses and other current assets	19,388	—	19,388
Property and equipment	52,009	—	52,009
Operating lease right-of-use assets	5,977	—	5,977
Intangible assets	101,700	—	101,700
Goodwill	259,490	(1,375)	258,115
Other noncurrent assets	3,220	—	3,220
Accounts payable	(2,271)	206	(2,065)
Accrued expenses and other current liabilities	(13,044)	(117)	(13,161)
Operating lease liabilities	(6,136)	—	(6,136)
Unearned revenue	(3,090)	(59)	(3,149)
Deferred tax liabilities	(1,957)	1,279	(678)
Total fair value of net assets acquired	$424,832	$15	$424,847

The goodwill of $258.1 million is primarily attributable to growth opportunities from the expansion of the Company’s product offerings. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $82.9 million in developed technology with an estimated useful life of seven years, $14.6 million in trademarks with an estimated useful life of 10 years, and $4.2 million in customer relationships with an estimated useful life of 10 years. Fair values of intangible assets were determined using income approaches, including the relief from royalty and multi-period excess earnings methods. In particular, the valuation of the developed technology intangible asset was complex and required significant judgment. The significant assumptions utilized in the valuation include the underlying projected revenue growth rates. These assumptions include forward-looking considerations and could be affected by future economic and market conditions.

Capella’s revenue since the acquisition date to December 31, 2025, included in the Company’s consolidated statements of operations was $21.5 million.

Lightsynq Technologies Inc.

On May 30, 2025, the Company acquired Lightsynq Technologies Inc. (“Lightsynq”) for approximately $306.2 million of total consideration (the “Lightsynq Acquisition”). The Lightsynq Acquisition was accounted for as a business combination. The acquisition supports the Company’s quantum computing and networking capabilities by expanding its quantum memory and photonic interconnects technology portfolio.

The following table summarizes the components of the purchase consideration to acquire Lightsynq (in thousands):

Cash	$100
Fair value of common stock issued(1)	249,508
Fair value of equity awards(2)	56,604
Total purchase consideration	$306,212

(1)
Reflects 6,185,119 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 540,015 shares held in escrow. The escrowed shares are expected to be released within 12 months after the close of the Lightsynq Acquisition, subject to reductions for indemnity claims.
(2)
Reflects the conversion and issuance of certain equity awards, including stock options. Refer to Note 16 for further details on the Company’s share-based compensation awards, including awards issued in connection with acquisitions.

The following table summarizes the preliminary fair values of Lightsynq’s assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$16,854	$—	$16,854
Prepaid expenses and other current assets	123	—	123
Property and equipment	6,476	—	6,476
Intangible assets	61,200	6,400	67,600
Goodwill	242,260	(6,493)	235,767
Accounts payable	(161)	—	(161)
Accrued expenses and other current liabilities	(4,621)	6	(4,615)
Deferred tax liabilities	(15,300)	(532)	(15,832)
Total fair value of net assets acquired	$306,831	$(619)	$306,212

The goodwill of $235.8 million is primarily attributable to Lightsynq’s specialized assembled workforce and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $67.6 million in developed technology with an estimated useful life of 5 years. Fair values of intangible assets were preliminarily estimated using the cost approach.

Lightsynq’s revenue since the acquisition date to December 31, 2025, included in the Company’s consolidated statements of operations was not material.

id Quantique SA

On April 30, 2025, the Company acquired a controlling stake in id Quantique SA (“IDQ”) for approximately $116.2 million of total consideration (the “IDQ Acquisition”). The IDQ Acquisition was accounted for as a business combination. As of the acquisition date, the Company acquired approximately 86% of the outstanding shares of IDQ. A noncontrolling interest was recognized at fair value on the acquisition date, which was determined to be the noncontrolling interest’s proportionate share of the acquiree’s identifiable net assets. The acquisition supports the Company’s quantum networking capabilities by expanding its quantum networking expertise and technology portfolio, including quantum-safe communications and quantum detection systems.

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
(2)
Reflects the conversion and issuance of certain equity awards, including stock options. Refer to Note 16 for further details on the Company’s share-based compensation awards, including awards issued in connection with acquisitions.

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

The goodwill of $81.9 million is primarily attributable to increased offerings to customers and enhanced opportunities for growth and innovation. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $23.6 million in developed technology with an estimated useful life of seven years, $8.5 million in non-compete agreements and $8.2 million in customer relationships, each with an estimate useful life of two years, and $2.4 million in trademarks with an estimated useful life of five years. Fair values of intangible assets were determined using income approaches, including the relief from royalty, and the cost approach.

IDQ’s revenue since the acquisition date to December 31, 2025, included in the Company’s consolidated statements of operations was $18.8 million.

In July 2025, the Company acquired additional shares of IDQ, increasing the Company’s total ownership to approximately 91%. The acquisition was accounted for as an equity transaction as there was no change in control.

Other Acquisitions

On June 9, 2025, the Company acquired a market intelligence business for total consideration of approximately $40.6 million, including $36.2 million of stock consideration and contingent consideration initially estimated at $4.4 million. The stock consideration is comprised of 903,195 shares of the Company’s common stock, of which, 43,750 shares are held in escrow and are expected to be released within 12 months after the close of the acquisition, subject to reductions for indemnity claims. The fair value of the contingent consideration was determined using a Monte Carlo simulation and was recorded within other noncurrent liabilities in the consolidated balance sheets.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$1,950	$—	$1,950
Accounts receivable	559	(120)	439
Prepaid expenses and other current assets	41	—	41
Intangible assets	13,400	(4,500)	8,900
Goodwill	30,092	3,537	33,629
Accounts payable	(769)	—	(769)
Accrued expenses and other current liabilities	(117)	(203)	(320)
Unearned revenue	(997)	—	(997)
Deferred tax liabilities	(3,550)	1,286	(2,264)
Total fair value of net assets acquired	$40,609	$—	$40,609

The goodwill of $33.6 million is primarily attributable to expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized consist of $4.9 million in customer relationships with an estimated useful life of seven years, $3.2 million in developed technology with an estimated useful life of five years, and $0.8 million in trademarks with an estimated useful life of seven years. Fair values of intangible assets were determined using income approaches, including the relief from royalty and multi-period excess earnings methods.

Revenue since the acquisition date to December 31, 2025, included in the Company’s consolidated statements of operations was not material.

In November 2025, the Company amended the contingent consideration to modify the conditions under which the contingent consideration is paid and the method of settlement. The Company recorded the change in fair value of the contingent consideration at the time of modification in general and administrative expenses in the consolidated statements of operations. The contingent consideration was partially settled through the issuance of restricted stock units, subject to certain vesting conditions. The remaining amount the Company expects to pay under the contingent consideration is $1.7 million, which is recorded within other noncurrent liabilities in the consolidated balance sheets.

Pro Forma Results of Operations

The following table summarizes the unaudited pro forma consolidated revenue of the Company as if each of the acquisitions described above had been completed on January 1, 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$189,267	$144,745

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations. Unaudited pro forma consolidated net loss is not presented as the impacts are not significant to our consolidated financial statements.

2024 Acquisition

Qubitekk Federal, LLC

On December 27, 2024, the Company acquired Qubitekk Federal, LLC (“Qubitekk”) for total consideration of approximately $22.1 million in cash, of which $15.5 million was paid at closing, with the remainder to be paid over the 18 months following the acquisition date, subject to reductions for indemnities, working capital adjustments, and certain other conditions that existed at the acquisition date. The holdback liabilities are recorded in accrued expenses and other current liabilities on the consolidated balance sheets. The acquisition supports the Company’s quantum networking capabilities by expanding its quantum networking expertise and technology portfolio. The Company incurred approximately $1.5 million in acquisition costs, which were primarily related to fees associated with financial and legal advisors and were recorded in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2024.

The following table summarizes the final allocation of the purchase price to the assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Updated Preliminary Fair Value
Accounts receivable	$400	$(24)	$376
Prepaid expenses and other current assets	531	340	871
Intangible assets	11,900	(1,050)	10,850
Goodwill	9,220	772	9,992
Other noncurrent assets	3	—	3
Unearned revenue	—	(25)	(25)
Total fair value of net assets acquired	$22,054	$13	$22,067

The goodwill of $10.0 million is primarily attributable to Qubitekk’s specialized assembled workforce and expected future synergies from combining operations. The Company expects the goodwill from this acquisition will be deductible for income tax purposes. Identifiable intangibles recognized consist of $5.9 million in customer relationships, $4.0 million in developed technology, and $0.8 million in trademarks, each with estimated useful lives of five years, and $0.2 million in backlog with an estimated useful life of one year. Fair values of intangible assets were determined using income approaches, including the relief from royalty and multi-period excess earnings methods.

The Company has included the revenue and expenses of Qubitekk in its consolidated financial statements from the date of acquisition. No summarized unaudited pro forma results are provided for the Qubitekk acquisition due to the immateriality of this acquisition relative to the Company’s consolidated financial position and results of operations.

4. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash and investments in available-for-sale securities recorded in the consolidated balance sheets (in thousands):

	As of December 31, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$538,195	$—	$—	$538,195	$33,204	$—	$—	$33,204
Corporate notes and bonds	1,999	—	—	1,999	45,823	22	(53)	45,792
U.S. government and agency	2,801,589	2,334	(435)	2,803,488	287,084	319	(118)	287,285
Total cash, cash equivalents, restricted cash and investments	$3,341,783	$2,334	$(435)	$3,343,682	$366,111	$341	$(171)	$366,281

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
U.S. government and agency	$914,652	$(435)	$—	$—	$914,652	$(435)
Total	$914,652	$(435)	$—	$—	$914,652	$(435)

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
Corporate notes and bonds	$—	$—	$24,396	$(53)	$24,396	$(53)
U.S. government and agency	67,600	(111)	3,987	(7)	71,587	(118)
Total	$67,600	$(111)	$28,383	$(60)	$95,983	$(171)

The Company did not have any allowance for credit losses as of either December 31, 2025 or 2024. The Company neither intends to nor believes that it is more likely than not that it will be required to sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash, and investments in available-for-sale securities as of December 31, 2025, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$531,949	$6,246	$538,195
Corporate notes and bonds	1,999	—	1,999
U.S. government and agency	1,858,845	944,643	2,803,488
Total	$2,392,793	$950,889	$3,343,682

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$538,195	$—	$—	$538,195
U.S. government and agency	—	499,553	—	499,553
Total cash, cash equivalents and restricted cash	$538,195	$499,553	$—	$1,037,748
Short-term investments:
Corporate notes and bonds	—	1,999	—	1,999
U.S. government and agency	—	1,359,292	—	1,359,292
Total short-term investments	$—	$1,361,291	$—	$1,361,291
Long-term investments:
U.S. government and agency	—	944,643	—	944,643
Total long-term investments	$—	$944,643	$—	$944,643
Total assets	$538,195	$2,805,487	$—	$3,343,682
Liabilities
Warrant liabilities	$44,168	$—	$2,427,409	$2,471,577

	Fair Value Measured as of
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$33,204	$—	$—	$33,204
U.S. government and agency	—	23,636	—	23,636
Total cash, cash equivalents and restricted cash	$33,204	$23,636	$—	$56,840
Short-term investments:
Corporate notes and bonds	—	43,868	—	43,868
U.S. government and agency	—	242,028	—	242,028
Total short-term investments	$—	$285,896	$—	$285,896
Long-term investments:
Corporate notes and bonds	—	1,924	—	1,924
U.S. government and agency	—	21,621	—	21,621
Total long-term investments	$—	$23,545	$—	$23,545
Total assets	$33,204	$333,077	$—	$366,281
Liabilities
Warrant liabilities	$70,688	$—	$—	$70,688

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company's financial guarantees and certain other obligations.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the current period.

The Company’s warrant liabilities are comprised of the public warrants and the Series A and Series B private warrants. The Series A and Series B prefunded warrants were fully exercised as of December 31, 2025. Refer to Note 13 for further details. The fair value of the Series A prefunded warrants and Series A private warrants (together, the “Series A Warrants”) and the Series B prefunded warrants and Series B private warrants (together, the “Series B Warrants”) was determined using Level 3 inputs. Management determined the fair value of the Series A Warrants and Series B Warrants using unobservable inputs in the Black-Scholes option-pricing model. Inherent in the valuation were assumptions related to the expected stock-price volatility, expected term, risk-free interest rate, and dividend yield. The Company estimated the expected volatility based on the Company’s historical and implied stock price volatility. The expected term was assumed to be equivalent to the warrants’ remaining contractual term. The risk-free interest rate was estimated using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term. The dividend yield was based on the historical rate, which the Company anticipates remaining at zero.

The assumptions used to estimate the fair value of the Series A Warrants and Series B Warrants during the period were as follows:

	December 31, 2025	October 14, 2025	July 9, 2025
Risk-free interest rate	3.87%	3.75%	4.07%
Expected term (in years)	6.67	7.00	7.00
Expected volatility	95.00%	100.00%	95.00%
Dividend yield	—%	—%	—%

Investments in Privately-Held Companies

During fiscal year 2025, the Company entered into certain agreements (“Investment Agreements”) to purchase equity securities, convertible debt securities, and SAFE investments of privately-held companies (each, an “Investee”). As of December 31, 2025, the total amount of investments in privately-held companies included in other noncurrent assets on the consolidated balance sheet was $91.0 million, including $36.0 million of convertible debt securities, $25.0 million of SAFE investments, and $30.0 million of equity securities. The Company did not record any impairments for the privately-held securities held as of December 31, 2025. The fair values of convertible debt securities and SAFEs are based on unobservable inputs and are classified as Level 3 in the hierarchy.

In connection with the Investment Agreements, each Investee and the Company entered into a commercial contract for access to the Company’s products and services. The Company assessed the commercial contracts under the guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of the arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under the contract. Based on its assessment, the Company concluded the commercial contracts are within the scope of ASC 606 and the Company will apply the principles within ASC 606 to measure and recognize revenue. During the year ended December 31, 2025, the Company recognized $3.4 million of revenue from the commercial contracts.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	December 31,	December 31,
	2025	2024
Quantum computing systems	$40,684	$38,374
Satellites	61,698	—
Leasehold improvements	25,719	17,921
Machinery, equipment, furniture and fixtures	34,819	16,683
Computer equipment and acquired computer software	11,577	7,395
Gross property and equipment	174,497	80,373
Less: accumulated depreciation	(54,352)	(27,612)
Total property and equipment, net	$120,145	$52,761

Depreciation expense for the years ended December 31, 2025, 2024 and 2023, was $29.2 million, $13.0 million and $7.2 million, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets, net is composed of the following (in thousands, except as otherwise noted):

	December 31, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Developed technology	6.5	$657,690	$(36,534)	$621,156
Naming rights	10.0	48,084	—	48,084
Customer relationships	5.3	43,087	(5,460)	37,627
Internal-use software	2.0	28,340	(17,339)	11,001
Trademark	8.3	19,577	(1,450)	18,127
In-process research and development	Indefinite	18,800	—	18,800
Non-compete agreements	1.3	8,839	(2,958)	5,881
Patents	14.5	7,345	(734)	6,611
Website and other	7.0	377	(232)	145
Total		$832,139	$(64,707)	$767,432

	December 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Amount
Internal-use software	2.1	$21,301	$(10,701)	$10,600
Customer relationships	5.0	7,700	—	7,700
Patents	15.1	7,112	(487)	6,625
Developed technology	5.0	4,293	(293)	4,000
Trademark	Indefinite	377	—	377
Website and other	7.9	227	(60)	167
Total		$41,010	$(11,541)	$29,469

Total amortization expense for intangible assets for the years ended December 31, 2025, 2024 and 2023, was $52.8 million, $5.6 million and $3.2 million, respectively. As of December 31, 2025, the projected annual amortization expense for the Company’s intangible assets is as follows (in thousands):

Amount
Year ending December 31,
2026	$121,973
2027	111,786
2028	107,393
2029	105,842
2030	93,900
Thereafter	207,560
Total amortization expense	$748,454

8. GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024, were as follows:

	2025	2024
Beginning balance	$9,904	$742
Acquisitions	1,966,319	9,220
Foreign currency translation	(12,639)	(58)
Ending balance	$1,963,584	$9,904

9. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	December 31,	December 31,
	2025	2024
Materials and supplies	$47,387	$17,626
Advance payments to suppliers	14,251	1,032
Inventories, net	10,310	—
Prepaid expenses	12,192	4,890
Accrued interest receivable	18,494	2,221
Other current assets	25,117	2,556
Total prepaid expenses and other current assets	$127,751	$28,325

Accrued expenses and other current liabilities are composed of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued salaries and other payroll liabilities	$44,209	$10,368
Accrued professional services and transactions costs	18,583	936
Accrued equipment and facilities liabilities	11,785	534
Acquisition holdback liabilities	5,600	3,300
Accrued expenses—other	9,544	1,673
Total accrued expenses and other current liabilities	$89,721	$16,811

10. INVENTORIES, NET

Inventories, net is composed of the following (in thousands):

December 31,
2025
Raw materials	$8,843
Work-in-process	402
Finished goods	1,065
Total inventories, net	$10,310

11. COMMITMENTS AND CONTINGENCIES

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

Indemnities

In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. While the Company’s future obligations under certain of these agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under such indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. The Company records a liability for its indemnification obligations when probable and estimable. Indemnity liabilities were not material as of December 31, 2025 and 2024.

12. STOCKHOLDERS’ EQUITY

Our second amended and restated certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock, $0.0001 par value per share, and 20,000,000 shares of preferred stock, $0.0001 par value per share.

Preferred Stock

Under our second amended and restated certificate of incorporation, our board of directors may, without further action by our stockholders, fix the rights, preferences, privileges and restrictions of up to an aggregate of 20,000,000 shares of preferred stock in one or more series and authorize their issuance. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. Any issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders would receive dividend payments and payments on liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control or other corporate action. No shares of preferred stock have been issued as of December 31, 2025.

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

Treasury Stock

The Company records treasury stock as a reduction to common stock for the par value of the shares, with the excess cost over par value recorded as a reduction of additional paid-in capital. The Company had 113,656 shares of treasury stock as of December 31, 2025, and no shares of treasury stock as of December 31, 2024.

Common Stock Reserved for Issuance

The Company’s common stock reserved for future issuances are as follows:

	As of December 31,
	2025	2024
Stock options outstanding	3,664,392	16,687,129
Warrants to acquire common stock	80,922,838	2,863,848
Restricted stock units outstanding	14,456,951	14,509,717
Performance-based restricted stock units grants	12,848,977	11,916,771
Shares available for grant under the 2021 Equity Incentive Plan	26,896,222	22,532,379
Shares available for issuance under the Employee Stock Purchase Plan	5,354,000	5,354,000
Total common stock reserved	144,143,380	73,863,844

13. WARRANTS

Prefunded and Private Warrants

In October 2025, the Company issued 5,005,400 Series B prefunded warrants and 43,010,800 Series B private warrants. Each Series B prefunded warrant and Series B private warrant entitles the holder to purchase one share of Company common stock at a price of $0.0001 per share and $155.00 per share, respectively. As of December 31, 2025, there were no Series B prefunded warrants outstanding and there were 43,010,800 Series B private warrants outstanding. The Series B private warrants are classified as liabilities and remeasured at reach reporting period.

In July 2025, the Company issued 3,855,557 Series A prefunded warrants and 36,042,530 Series A private warrants. Each Series A prefunded warrant and Series A private warrant entitles the holder to purchase one share of Company common stock at a price of $0.0001 per share and $99.88 per share, respectively. As of December 31, 2025, there were no Series A prefunded warrants outstanding and there were 36,042,530 Series A private warrants outstanding. The Series A private warrants are classified as liabilities and remeasured at each reporting period.

Public Warrants

In September 2021, the Company assumed 7,500,000 public warrants. Each warrant entitles the registered holder to purchase one share of Company common stock at a price of $11.50 per share. As of December 31, 2025, there were 1,326,356 public warrants to purchase Company common stock outstanding.

Redemption of warrants when the price per share of Company common stock equals or exceeds $18.00:

The Company may redeem the outstanding public warrants for cash:

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

Redemption of warrants for when the price per share of Company common stock equals or exceeds $10.00:

The Company may redeem the outstanding public warrants for Company common stock:

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

No public warrants have been redeemed by the Company as of December 31, 2025.

Warrants Held by a Customer

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue warrants to a customer, subject to certain vesting events. The contract allowed for the customer to acquire up to 8,301,202 shares of Company common stock. The fair value of the Warrant Shares at the date of issuance was determined to be $8.7 million.

In August 2020, 543,152 of the Warrant Shares vested and became immediately exercisable. The exercise price for the vested Warrant Shares is $1.38 per share and the warrant is exercisable through November 2029. Effective November 2024, no additional Warrant Shares can be vested pursuant to the terms of the warrant agreement and accordingly, the remaining 7,758,050 unvested Warrant Shares were forfeited.

14. EQUITY OFFERINGS

On October 10, 2025, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC providing for the offer and sale of 16,500,000 shares of the Company’s common stock at a price of $93.00 per share; 5,005,400 Series B prefunded warrants, at a price of $93.00 less the Series B prefunded warrants’ exercise price; and 43,010,800 Series B private warrants at no additional consideration. The Series B Warrants are exercisable immediately upon issuance and from time to time thereafter through and including October 14, 2032. Refer to Note 13 for further details. The offering closed on October 14, 2025, for aggregate proceeds of $1,977.1 million, net of issuance costs of $22.9 million. Issuance costs were allocated to the liability-classified Series B Warrants and expensed upon completion of the equity offering.

On July 7, 2025, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC providing for the offer and sale of 14,165,708 shares of the Company’s common stock at a price of $55.49 per share; 3,855,557 Series A prefunded warrants, at a price of $55.49 less the Series A prefunded warrants’ exercise price; and 36,042,530 Series A private warrants at no additional consideration. The Series A Warrants are exercisable immediately upon issuance and from time to time thereafter through and including July 9, 2032. Refer to Note 13 for further details. The offering closed on July 9, 2025, for aggregate proceeds of $977.2 million, net of issuance costs of $22.8 million. Issuance costs were allocated to the liability-classified Series A Warrants and expensed upon completion of the equity offering.

In February 2025, in connection with the commencement of an “at the market” offering program, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Morgan Stanley & Co. LLC and Needham & Company, LLC, as sales agents (the “Sales Agents”), pursuant to which the Company could offer and sell, from time to time, through or to the Sales Agents, shares of the Company’s common stock having an aggregate gross offering price of up to $500 million (the “2025 ATM Offering Program”). The Sales Agents were entitled to a commission of up to 3.25% of the gross proceeds of all shares sold under the Equity Distribution Agreement. On March 10, 2025, the Company terminated the Equity Distribution Agreement, after which no further shares could be sold through the 2025 ATM Offering Program. Prior to its termination on March 10, 2025, the Company sold a total of 16,038,460 shares of its common stock through the 2025 ATM Offering Program for an aggregate purchase price of $358.3 million, net of issuance costs of $14.3 million.

15. REVENUE

Disaggregated Revenue

The Company’s revenue disaggregated by revenue source is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Quantum hardware	$69,946	$21,594	$7,083
Platform, consulting and support services	60,070	21,479	14,959
Total revenue	$130,016	$43,073	$22,042

The Company’s revenue disaggregated by customer location is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$86,957	$40,714	$18,703
Switzerland	16,630	1,547	646
Other international	26,429	812	2,693
Total revenue	$130,016	$43,073	$22,042

Remaining Performance Obligations

As of December 31, 2025, approximately $370.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 40% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

Contract liabilities consist of unearned revenue and represent cash payments received or contracted billings recorded for which the performance obligations were not satisfied as of the end of the period. The change in unearned revenue for the year ended December 31, 2025, primarily relates to such cash payments received or contracted billings recorded, as well as the addition of unearned revenue through acquisitions, partially offset by revenue recognized. The Company recognized revenue of $10.3 million, $11.9 million, and $8.7 million, for the years ended December 31, 2025, 2024, and 2023, respectively, that related to the unearned revenue balances as of the beginning of each year.

16. STOCK-BASED COMPENSATION

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

The Company also sponsors the 2021 Equity Incentive Plan (the “2021 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (“RSU”), performance awards and other forms of awards to employees, directors, and consultants. The number of shares of the Company’s common stock reserved for issuance under the 2021 Plan automatically increases on January 1 of each year, through and including January 1, 2031, by 5% of the fully diluted common stock (as defined in the 2021 Plan) outstanding on December 31 of the preceding year, or a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2026, the number of shares reserved for issuance under the 2021 Plan increased by 25,069,103. For awards granted under the 2021 Plan, vesting terms range from less than one year to four years from the date of grant.

In May 2025, in connection with the Lightsynq Acquisition, the Company assumed the Lightsynq Technologies Inc. 2024 Equity Incentive Plan (the “Lightsynq Plan”). Upon closing of the Lightsynq Acquisition, no further awards were made pursuant to the Lightsynq Plan and certain outstanding Lightsynq stock options under the Lightsynq Plan were assumed by the Company. Such stock options granted under the Lightsynq Plan will continue to be governed by the terms of the Lightsynq Plan and the stock option agreements thereunder, until such outstanding options are exercised or until they terminate or expire. For awards granted under the Lightsynq Plan, vesting generally occurs over four years from the date of grant. As of December 31, 2025, the Company had no shares available for grant under the Lightsynq Plan.

Under each equity incentive plan, all options granted have a contractual term of 10 years.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. For stock options granted during the years ended December 31, 2025, 2024 and 2023, the assumptions for the Black-Scholes option-pricing model were developed as follows:

Expected Volatility—The expected volatility was based on the average historical stock price volatility of comparable publicly-traded companies in the Company's industry peer group, financial, and market capitalization data, due to the limited history of a public market for the Company's common stock relative to the expected term of the options.

Expected Term—The expected term of the Company’s options represents the period that the stock options are expected to be outstanding.

The Company has estimated the expected term of its employee stock option awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC for calculating expected term. Certain of the Company’s stock options began vesting prior to the grant date, in which case the Company uses the remaining vesting term at the grant date in the expected term calculation.

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

The assumptions used to estimate the fair value of stock options granted are as follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	86.79%	79.33%	80.63%
Expected term (in years)	5.89	6.00	5.50
Risk-free interest rate	4.07%	4.31%	4.09%
Dividend yield	—%	—%	—%

The stock option activity is summarized in the following table:

	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	16,687,129	$2.40
Replacement awards(1)	1,747,622	4.36
Exercised	(14,325,191)	1.93
Cancelled/Forfeited	(445,168)	2.65
Outstanding as of December 31, 2025	3,664,392	$5.15	5.66	$145.54
Exercisable as of December 31, 2025	2,379,083	$7.06	3.98	$89.96
Exercisable and expected to vest as of December 31, 2025	3,664,392	$5.15	5.66	$145.54

(1)
In connection with certain acquisitions, the Company converted certain outstanding stock options of the acquirees into stock options to acquire common stock of the Company, for which $11.3 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration.

The following table summarizes additional information on stock option grants, replacements, vesting and exercises (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Total intrinsic value of options exercised	$547.2	$58.8	$18.6
Aggregate grant-date fair value of options vested	$31.8	$12.5	$15.5
Weighted-average grant date fair value per share for options granted or replaced	$36.51	$7.98	$9.38

Restricted Stock Units

The RSU activity is summarized in the following table:

	Number of RSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2024	14,509,717	$9.54
Granted	9,366,445	45.41
Vested	(8,046,428)	13.67
Forfeited	(1,372,783)	13.77
Outstanding as of December 31, 2025	14,456,951	$30.07	2.50	$648.68
Expected to vest after December 31, 2025	14,456,951	$30.07	2.50	$648.68

The following table summarizes additional information on RSU grants and vesting (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Total fair value of RSUs that vested	$317.3	$102.0	$63.4
Weighted-average grant date fair value per share for RSUs granted	$45.41	$10.36	$9.97

During the years ended December 31, 2025, 2024 and 2023, the Company released 206,316, 1,064,518 and 566,389 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

From fiscal year 2023 to fiscal year 2025, the Company granted performance-based restricted stock unit awards (“PSU”) to certain officers, employees and consultants, which vest over approximately two to four years. The number of shares that can be earned ranges from 0% to 300% of the target number of shares, based on the Company’s achievement of certain performance goals, as well as a stock price hurdle requirement for a portion of the awards. If the stock price hurdle is not met at the time the PSUs vest, the maximum PSU opportunity is limited to target (100%) performance.

During fiscal year 2025, the Company granted PSU awards to certain officers and employees, which vest over approximately two to three years. The number of shares that can be earned ranges from 0% to 200% of the target number of shares based on the Company’s achievement of certain performance goals.

The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of shares that the Company believes are probable of vesting as of December 31, 2025.

For those PSUs subject to the stock price hurdle, the fair value was determined using a Monte Carlo simulation model. For PSUs granted during the years ended December 31, 2025, 2024 and 2023, the assumptions for the Monte Carlo simulation model were developed as follows:

Expected Volatility—The expected volatility in 2025 and 2024 was determined based on the Company's historical and implied stock price volatility. The expected volatility in 2023 was based on the average historical stock price volatility of comparable publicly traded companies in the Company's industry peer group, financial, and market capitalization data, due to the limited history of a public market for the Company's common stock relative to the contractual term of the PSUs.

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

The assumptions used to estimate the fair value of PSUs subject to the stock price hurdle are as follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	104.32%	89.98%	80.00%
Contractual term (in years)	1.72	2.46	3.37
Risk-free interest rate	3.79%	4.63%	4.59%
Dividend yield	—%	—%	—%

The PSU activity is summarized in the following table, based on awards at target:

	Number of PSUs	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2024	3,972,257	$16.17
Granted	3,023,959	39.18
Vested	(1,164,162)	16.51
Forfeited	(657,183)	15.45
Outstanding as of December 31, 2025	5,174,871	$29.64	1.68	$232.20
Expected to vest after December 31, 2025(1)	11,599,360	$27.73	1.63	$520.46

(1)
Represents the number of PSUs expected to vest, which may exceed the target number of shares, based on the Company's probability assessment of expected performance during the performance period.

The following table summarizes additional information on PSU grants and vesting (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Total fair value of PSUs that vested	$54.5	$—	$—
Weighted-average grant date fair value per share for PSUs granted	$39.18	$18.41	$15.74

Restricted Stock

The restricted stock activity is summarized in the following table:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Fair Value (in millions)
Outstanding as of December 31, 2024	—	$—
Replacement awards(1)	6,176,959	40.34
Granted	4,039,422	69.60
Vested	(2,181,440)	43.10
Outstanding as of December 31, 2025	8,034,941	$54.30	4.48	360.50
Expected to vest after December 31, 2025	7,970,993	$54.41	4.48	357.70

(1)
In connection with certain acquisitions, the Company converted certain outstanding restricted stock of the acquirees into restricted stock of the Company, for which $48.1 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration.

The following table summarizes additional information on restricted stock grants, replacements and vesting (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Total fair value of restricted stock that vested	$89.9	$—	$—
Weighted-average grant date fair value per share for restricted stock granted or replaced	$51.91	$—	$—

Stock-Based Compensation Expense

Total stock-based compensation expense for stock option awards, RSUs, PSUs, and restricted stock which are included in the consolidated financial statements, is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$21,806	$4,740	$2,819
Research and development	169,828	58,696	40,103
Sales and marketing	23,899	13,788	6,762
General and administrative	96,499	29,654	20,059
Stock-based compensation, net of amounts capitalized	$312,032	$106,878	$69,743
Capitalized stock-based compensation—Property and equipment, net and Intangibles assets, net	5,248	5,188	4,702
Total stock-based compensation	$317,280	$112,066	$74,445

Unrecognized Stock-Based Compensation

A summary of the Company’s remaining unrecognized compensation expense and the weighted-average remaining amortization period as of December 31, 2025, related to its non-vested stock option awards, RSUs, PSUs, and restricted stock is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$405.4	3.0
Performance-based restricted stock units	$231.9	2.0
Restricted stock	$401.9	4.5
Stock options	$41.8	2.8

Employee Stock Purchase Plan

In August 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”), which was subsequently approved by the Company’s stockholders in September 2021, and became effective upon the closing of the Business Combination. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The number of shares of Company common stock initially reserved for issuance under the ESPP was 5,354,000 shares. The ESPP provides for an annual increase on January 1 of each year and continuing through and including January 1, 2031, equal to the lesser of (i) 1% of the fully diluted shares of common stock outstanding on the last day of the prior fiscal year, (ii) 10,708,000 shares, or (iii) a lesser number of shares determined by the Company’s board of directors prior to such increase. As of January 1, 2026, the number of shares reserved for issuance under the ESPP increased by 5,067,361.

Under the terms of the ESPP, eligible employees can elect to acquire shares of the Company’s common stock through periodic payroll deductions during a series of offering periods. Purchases under the ESPP are affected on the last business day of each offering period at a 15% discount to the lower of closing price on that day or the closing price on the first day of the offering period. As of December 31, 2025, no shares of common stock had been issued under the ESPP and no offering period had been set by the board of directors.

17. INCOME TAXES

Net loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(510,359)	$(331,843)	$(157,761)
Foreign	(46,334)	255	38
Total net loss before income taxes	$(556,693)	$(331,588)	$(157,723)

The current and deferred income tax expense (benefit) of the provision for income taxes for federal, state and foreign jurisdictions are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	296	59	48
Total current tax expense (benefit)	$296	$59	$48
Deferred:
Federal	(33,609)	—	—
State	(4,998)	—	—
Foreign	(6,261)	—	—
Total deferred tax expense (benefit)	$(44,868)	$—	$—
Total tax expense (benefit)	$(44,572)	$59	$48

The Company’s provision for income taxes differs from the amount determined by applying the applicable federal statutory tax rate to the loss before income taxes primarily due to the valuation allowance for the net deferred income tax assets. The Company recognized an income tax benefit for the year ended December 31, 2025, of $44.6 million primarily related to the recognition of net deferred tax liabilities in connection with certain acquisitions, which resulted in a decrease to the Company's valuation allowance.

The following table reconciles the U.S. statutory tax rate to the Company's effective tax rate for the year ended December 31, 2025 (in thousands, except for percentages):

	Year Ended December 31, 2025
U.S. federal statutory income tax rate	$(116,803)	21.0%
State and local income taxes, net of federal income tax effect(1)	(4,998)	0.9%
Foreign tax effects	2,992	(0.5)%
Tax credits
Research and development tax credits	(18,978)	3.4%
Changes in valuation allowances	98,072	(17.5)%
Nontaxable or nondeductible items
Share-based payment awards	(40,383)	7.3%
Executive compensation	32,227	(5.8)%
Transactions costs	16,390	(3.0)%
Warrant (gain) loss	(14,009)	2.5%
Other	918	(0.2)%
Effective income tax rate	$(44,572)	8.1%

(1)
State taxes in California, Maryland, and New York made up the majority of the tax effect in this category.

The following table reconciles the U.S. statutory tax rate to the Company's effective tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State and local income taxes	3.2%	4.5%
R&D tax credits	5.3%	3.1%
Compensation	0.7%	2.6%
Warrant (gain) loss	(7.4)%	(2.5)%
Change in tax rates	0.0%	(0.4)%
Provision to return and deferred tax adjustments	0.1%	(0.2)%
Valuation allowance	(22.9)%	(28.0)%
Other	0.0%	(0.1)%
Effective tax rate	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Accrued bonus	$7,784	$2,036
Unearned revenue	167	158
Stock-based compensation	26,654	9,793
Depreciation and amortization	5,001	3,109
Capitalized R&D costs	142,083	62,939
Lease liabilities	7,163	4,483
R&D credit carryforwards	62,606	29,800
Net operating loss carryforwards	191,698	56,204
Other	4,988	677
Gross deferred tax assets	$448,144	$169,199
Valuation allowance	(352,013)	(166,287)
Total deferred tax assets	$96,131	$2,912
Deferred tax liabilities:
Right of use assets	(5,243)	(2,386)
Intangible assets	(174,484)	—
Other	(1,548)	(526)
Total deferred tax liabilities	$(181,275)	$(2,912)
Net deferred tax assets (liabilities)	$(85,144)	$—

The following table summarizes the activity in the Company’s valuation allowance against its gross deferred tax assets (in thousands):

	2025	2024	2023
Beginning balance	$166,287	$90,963	$48,212
Increases to income tax expense	160,062	75,780	44,123
Charged (credited) to other balance sheet accounts	64,270	(456)	(1,372)
Decreases to income tax expense	(38,606)	—	—
Ending balance	$352,013	$166,287	$90,963

The Company had U.S. federal, state, and foreign net operating loss carryforwards of approximately $653.8 million, $454.7 million, and $140.6 million, respectively, as of December 31, 2025. The Company’s U.S. federal net operating loss carryforwards generated prior to January 1, 2018, of $9.7 million will begin to expire, if not utilized, in 2036, and net operating loss carry forwards generated after January 1, 2018, of $644.1 million will carryforward indefinitely, although limited to 80% of taxable income annually. The Company has $357.0 million in definite-lived state net operating loss carryforwards, which will begin to expire in 2033. The Company has $80.0 million in definite-lived foreign net operating loss carryforwards, of which $15.8 million will begin to expire in 2026 and the remaining will carryforward indefinitely. As of December 31, 2025, the Company had U.S. federal and state tax credit carryforwards of $64.2 million. The tax credit carryforwards will expire between 2026 and 2045.

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

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position as of December 31, 2025 and 2024, the Company has concluded that it is not more likely than not that its net deferred income tax assets will be realized in the U.S. and Switzerland. Accordingly, the Company has provided a full valuation allowance for those jurisdictions as of December 31, 2025 and 2024. The net increase in the valuation allowance of $185.7 million is due to the impact of current year operating losses, research and development credits, and acquired deferred income tax assets, offset by decreases for acquired deferred income tax liabilities.

The Company considers the outside basis of its foreign subsidiaries to be indefinitely reinvested as it intends to further invest in its foreign operations. The determination of any unrecorded deferred income tax asset or liability on the remaining excess carrying amount of the Company's investments over their respective tax bases is not practicable due to the uncertainty of how these investments would be recovered and such differences are not expected to be recognized in the foreseeable future.

Uncertain income tax positions were not material as of December 31, 2025 and 2024. Interest and penalties recorded in the consolidated statements of operations were not material for any of the years ended December 31, 2025, 2024 and 2023. Cash paid for income taxes is not material for any of the years ended December 31, 2025, 2024 and 2023.

The Company files incomes tax returns in the United States, including various state jurisdictions, and in various foreign jurisdictions. The current tax years that are subject for examination are tax years 2021 through 2024, although tax years dating back to 2016 remain open up to the tax attribute amounts carried forward for future use.

18. LEASES

The Company has operating leases for its various facilities. As of December 31, 2025 and 2024, the Company’s weighted-average remaining lease term was 4.5 years and 5.2 years, respectively, and the weighted-average discount rate was 7.6% and 8.2%, respectively.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost(1)
Fixed lease cost	$5,512	$2,522	$1,458
Short-term cost	2,023	221	145
Total operating lease cost	$7,535	$2,743	$1,603

(1)
The lease costs are reflected in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$2,159	$254	$145
Research and development	3,849	1,670	722
Sales and marketing	531	175	84
General and administrative	996	644	652
Total operating lease cost	$7,535	$2,743	$1,603

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash payments (receipts) included in the measurement of operating lease liabilities, net	$6,031	$(2,251)	$(1,790)

As of December 31, 2025, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2026	$9,572
2027	8,796
2028	7,121
2029	5,120
2030	2,309
Thereafter	2,598
Total lease payments	$35,516
Less: imputed interest	(5,495)
Present value of operating lease liabilities	$30,021

19. RELATED PARTY TRANSACTIONS

Transactions with University of Maryland

The Company has contracts with UMD, including contracts to license certain intellectual property, provide certain quantum computing services and facility access, to provide customized quantum computing hardware, and an operating lease. Following the departure of the Company's Chief Scientist, UMD is no longer considered a related party as of January 1, 2024. The Company did not recognize any revenue from contracts entered into while UMD was a related party for the year ended December 31, 2025. Revenue recognized from such contracts was $3.5 million and $4.6 million for the year ended December 31, 2024 and 2023, respectively.

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

20. GEOGRAPHIC INFORMATION

The following table summarizes long-lived asset balances, which includes property and equipment, net and operating lease right-of-use assets, for geographic areas that individually accounted for 10% or more of the respective totals, as well as aggregate amounts for the remaining geographic areas (in thousands):

	December 31,	December 31,
	2025	2024
United States	$124,571	$52,723
Europe	17,758	9,357
Other international	540	151
Total long-lived assets	$142,869	$62,231

21. SEGMENT INFORMATION

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

The following table presents revenue, significant expenses, and segment profit and loss (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$130,016	$43,073	$22,042
Less:
Operating costs and expenses excluding stock-based compensation:
Cost of revenue (excluding depreciation and amortization)	55,682	15,857	5,289
Research and development	135,877	78,131	52,218
Sales and marketing	29,548	14,607	11,508
General and administrative	148,588	41,401	30,663
Stock-based compensation	312,032	106,878	69,743
Depreciation and amortization	82,004	18,654	10,375
Other segment items:
(Gain) loss on change in fair value of warrant liabilities	(66,710)	117,107	19,206
Interest income, net	(55,997)	(18,249)	(19,322)
Offering costs associated with warrants	45,714	—	—
Other (income) expense, net	(29)	275	85
Income tax (benefit) expense	(44,572)	59	48
Net loss	$(512,121)	$(331,647)	$(157,771)

22. SUBSEQUENT EVENTS

On January 25, 2026, the Company entered into a definitive agreement to acquire SkyWater Technology, Inc. (“SkyWater”), a U.S.-based semiconductor foundry, for total consideration of approximately $1.8 billion in a cash-and-stock transaction. Under the terms of the agreement, SkyWater shareholders will receive $15.00 in cash and $20.00 in shares of IonQ common stock, subject to a collar, for each share of SkyWater common stock held at close of the transaction. The stock component is subject to a collar under which SkyWater shareholders will receive shares of IonQ common stock valued at $20.00 per SkyWater share, based on the volume weighted-average price of IonQ stock as of three business days before closing, unless such volume-weighted average is greater than $60.13 per share, in which case SkyWater shareholders will receive 0.3326 IonQ shares per SkyWater share, or less than $37.99 per share, in which case SkyWater shareholders will receive 0.5265 IonQ shares per SkyWater share. The transaction is expected to close within the next twelve months, subject to customary closing conditions, including approval by SkyWater’s shareholders and regulatory approval.

On January 26, 2026, the Company completed the acquisition of Skyloom Global Corp., a U.S.-based optical communications company, for up to 3,909,267 shares of common stock, subject to customary post-closing adjustments and an earnout. On January 30, 2026, the Company completed the acquisition of Seed Innovations, LLC, a U.S.-based software and technology research and development firm, for up to 1,171,868 shares of common stock, subject to customary post-closing adjustments. Due to the limited time between the acquisition date for each of these acquisitions and the Company’s filing of this Annual Report on Form 10-K, the initial accounting for the business combinations is incomplete and the Company is not yet able to disclose the preliminary amounts to be recognized as of the acquisition dates for assets acquired and liabilities assumed.