Form 10-Q
period 2026-03-31
IonQ, Inc.
filed 2026-05-07
CIK 1824920

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 29, 2026, there were 373,269,948 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$493,538	$1,030,865
Short-term investments	1,539,932	1,361,291
Accounts receivable, net	98,197	66,532
Prepaid expenses and other current assets	171,251	127,751
Total current assets	2,302,918	2,586,439
Long-term investments	1,058,426	944,643
Property and equipment, net	132,310	120,145
Operating lease right-of-use assets	23,498	22,724
Intangible assets, net	781,090	767,432
Goodwill	2,127,665	1,963,584
Other noncurrent assets	267,806	165,391
Total Assets	$6,693,713	$6,570,358
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,308	$26,138
Accrued expenses and other current liabilities	65,444	89,721
Current portion of operating lease liabilities	9,165	8,850
Unearned revenue	50,970	42,116
Total current liabilities	163,887	166,825
Operating lease liabilities, net of current portion	21,278	21,171
Unearned revenue, net of current portion	13,472	1,921
Warrant liabilities	1,406,811	2,471,577
Other noncurrent liabilities	98,563	95,172
Total liabilities	$1,704,011	$2,756,666
Commitments and contingencies (see Note 12)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 373,171,320 and 362,592,722 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	$37	$36
Additional paid-in capital	5,419,731	5,006,250
Accumulated deficit	(388,738)	(1,194,098)
Accumulated other comprehensive income (loss)	(55,061)	(12,671)
Total IonQ, Inc. stockholders’ equity	$4,975,969	$3,799,517
Noncontrolling interests	13,733	14,175
Total stockholders’ equity	$4,989,702	$3,813,692
Total Liabilities and Stockholders’ Equity	$6,693,713	$6,570,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$64,668	$7,566
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	49,254	4,315
Research and development	125,740	39,953
Sales and marketing	29,436	8,610
General and administrative	88,616	23,806
Depreciation and amortization	43,129	6,561
Total operating costs and expenses	336,175	83,245
Loss from operations	(271,507)	(75,679)
Gain (loss) on change in fair value of warrant liabilities	1,057,628	38,494
Interest income, net	28,234	4,894
Other income (expense), net	(16,127)	51
Income (loss) before income tax expense	798,228	(32,240)
Income tax benefit (expense)	6,382	(12)
Net income (loss)	$804,610	$(32,252)
Net income (loss) attributable to noncontrolling interests	(750)	—
Net income (loss) attributable to IonQ, Inc.	$805,360	$(32,252)
Net income (loss) per share attributable to IonQ, Inc. common stockholders
Basic	$2.19	$(0.14)
Diluted	$2.07	$(0.14)
Weighted average shares used in computing net income (loss) per share attributable to IonQ, Inc. common stockholders
Basic	358,822,219	228,759,209
Diluted	371,228,286	228,759,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$804,610	$(32,252)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gain (loss) on available-for-sale securities, net	(6,680)	(167)
Net actuarial gain (loss) on pension benefit plans	(1,030)	—
Currency translation adjustments	(34,372)	(1)
Total other comprehensive income (loss)	(42,082)	(168)
Total comprehensive income (loss)	$762,528	$(32,420)
Comprehensive income (loss) attributable to noncontrolling interests	(442)	—
Comprehensive income (loss) attributable to IonQ, Inc.	$762,970	$(32,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2025	362,592,722	$36	$5,006,250	$(1,194,098)	$(12,671)	$14,175	$3,813,692
Net income (loss)	—	—	—	805,360	—	(750)	804,610
Other comprehensive income (loss)	—	—	—	—	(42,390)	308	(42,082)
Issuance of common stock in connection with acquisitions, net	3,985,340	1	164,645	—	—	—	164,646
Issuance of common stock from equity incentive plans	3,839,389	—	31,021	—	—	—	31,021
Issuance of common stock in exchange for intangible assets and research and development arrangements	2,562,642	—	87,806	—	—	—	87,806
Stock-based compensation	—	—	120,672	—	—	—	120,672
Warrants exercised	191,227	—	9,337	—	—	—	9,337
Balance, March 31, 2026	373,171,320	$37	$5,419,731	$(388,738)	$(55,061)	$13,733	$4,989,702

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2024	221,919,191	$22	$1,067,403	$(683,720)	$157	$—	$383,862
Net income (loss)	—	—	—	(32,252)	—	—	(32,252)
Other comprehensive income (loss)	—	—	—	—	(168)	—	(168)
Issuance of common stock in connection with at-the-market offering, net of issuance costs	16,038,460	2	358,253	—	—	—	358,255
Issuance of common stock from equity incentive plans	4,654,283	—	8,181	—	—	—	8,181
Vesting of restricted common stock	48,145	—	98	—	—	—	98
Stock-based compensation	—	—	31,417	—	—	—	31,417
Warrants exercised	408,838	—	15,655	—	—	—	15,655
Balance, March 31, 2025	243,068,917	$24	$1,481,007	$(715,972)	$(11)	$—	$765,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$804,610	$(32,252)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	43,129	6,561
Stock-based compensation	128,517	33,253
(Gain) loss on change in fair value of warrant liabilities	(1,057,628)	(38,494)
Deferred income taxes	(6,508)	—
Other, net	8,475	(584)
Changes in operating assets and liabilities:
Accounts receivable	(23,230)	748
Prepaid expenses and other current assets	(41,645)	(12,471)
Accounts payable	9,439	3,272
Accrued expenses and other current liabilities	(24,944)	6,123
Unearned revenue	11,082	1,299
Other assets and liabilities	(2,321)	(480)
Net cash provided by (used in) operating activities	$(151,024)	$(33,025)
Cash flows from investing activities:
Purchases of property and equipment	(8,369)	(2,308)
Purchases of available-for-sale securities	(588,328)	(320,571)
Maturities of available-for-sale securities	292,050	93,805
Purchases of strategic investments	(52,500)	—
Businesses acquired, net of cash paid and acquired	(33,281)	—
Other investing, net	(1,425)	(1,102)
Net cash provided by (used in) investing activities	$(391,853)	$(230,176)
Cash flows from financing activities:
Proceeds from common stock and warrant issuance, net of issuance costs	—	362,303
Proceeds from stock options exercised	3,163	1,213
Proceeds from public warrants exercised	2,199	4,702
Other financing, net	1,537	516
Net cash provided by (used in) financing activities	$6,899	$368,734
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(417)	(13)
Net change in cash, cash equivalents and restricted cash	(536,395)	105,520
Cash, cash equivalents and restricted cash at the beginning of the period	1,037,748	56,840
Cash, cash equivalents and restricted cash at the end of the period	$501,353	$162,360
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$1,636	$152
At-the-market offering issuance costs in accounts payable and accrued expenses	—	4,049
Noncash reclassification of warrant liabilities to equity upon exercise	7,138	10,953
Bonus settled in restricted stock units	27,982	6,969
Equity issued for acquisitions	164,645	—
Equity issued for intangible assets	14,760	—
Equity issued for research and development arrangement	73,046	—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the audited financial statements for the year ended December 31, 2025, and the notes thereto, are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) that was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026. Since the date of that filing, there have been no material changes to the Company’s significant accounting policies except as noted below.

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”). Such condensed consolidated financial statements include the accounts of IonQ and majority-owned and wholly-owned subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. All intercompany transactions and balances have been eliminated in consolidation. For consolidated non-wholly-owned subsidiaries, a noncontrolling interest is recognized to reflect the portion of income and equity that is not attributable to the Company. Any change in the Company’s ownership interest in a consolidated subsidiary, where a controlling financial interest is retained, is accounted for as an equity transaction. If the Company ceases to have a controlling financial interest in a consolidated subsidiary, the Company recognizes a gain or loss in net income (loss) upon deconsolidation.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2026, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2026, or thereafter. All references to March 31, 2026 and 2025, in the notes to the condensed consolidated financial statements are unaudited.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP and the rules and regulations of the SEC require management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes.

Significant estimates and assumptions are inherent in the analysis and measurement of items including, but not limited to: standalone selling price for revenue arrangements with multiple performance obligations, total expected costs for revenue arrangements recognized over time under the cost-to-cost percentage of completion model, and estimates of the fair value of intangible assets acquired upon acquisition. Management bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ and be affected by changes in those estimates.

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

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. Assets that are measured using unobservable inputs, including investments in privately-held companies, use the market or income approach and may involve pricing models whose inputs require significant judgment or estimation. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. Liabilities that are measured using unobservable inputs, including warrant liabilities and contingent consideration, use various pricing models, including the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and the Monte Carlo simulation model, and may involve inputs which require significant judgment or estimation, including expected volatility.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash and checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and certain other obligations is included in prepaid expenses and other current assets and other noncurrent assets in the condensed consolidated balance sheets. The Company issues financial assurances, including letters of credit, in the ordinary course of business, including for lease arrangements and regulatory requirements. As of March 31, 2026 and December 31, 2025, financial assurances totaling $5.3 million and $5.2 million were outstanding, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$493,538	$1,030,865
Restricted cash	7,815	6,883
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$501,353	$1,037,748

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represent amounts billed and currently due from customers at the gross invoiced amount as well as unbilled amounts related to unconditional rights for consideration to be received for services performed but not yet invoiced. A receivable is recorded when the Company has an unconditional right to receive payment. Accounts receivable are classified as current based on the Company’s contract operating cycle and include amounts that may be billed and collected beyond one year due to the long-cycle nature of the Company’s contracts. Accounts receivable consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Billed accounts receivable	$52,422	$33,763
Unbilled accounts receivable	45,775	32,769
Total accounts receivable	$98,197	$66,532

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

Allowance for credit losses was not material as of either March 31, 2026 or December 31, 2025.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, with cost computed using the weighted-average cost basis, and are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Inventories are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company’s current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three months ended March 31, 2026, excess and obsolescence charges were not material.

Materials and Supplies, Net

Materials and supplies, including spare parts, are carried at weighted-average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems and satellites are capitalized to property and equipment when installed. Materials and supplies used to support customer contracts, for maintenance, or for research and development efforts are expensed when consumed. The Company capitalized $10.4 million and $2.1 million of materials and supplies to property and equipment for the three months ended March 31, 2026 and 2025, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company’s current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three months ended March 31, 2026 and 2025, excess and obsolescence charges were not material.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company primarily invests in debt securities and classifies these investments as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Available-for-sale investments not considered cash equivalents with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. Available-for-sale investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in the condensed consolidated balance sheets in accumulated other comprehensive income (loss). Realized gains and losses on sales and maturities of available-for-sale investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the condensed consolidated balance sheets in prepaid expenses and other current assets.

The Company also invests in strategic investments, including equity securities of publicly-traded companies and equity securities, convertible debt securities, and simple agreements for future equity (“SAFE”) investments of privately-held companies. The Company classifies these investments in accordance with the terms of the underlying securities. Strategic investments are primarily included in other noncurrent assets on the condensed consolidated balance sheet. For convertible debt securities and SAFE investments, the Company elects the fair value option, when applicable, and records changes in fair value in other income (expense), net in the condensed consolidated statements of operations. When the fair value option is not elected or permitted, investments are classified as available-for-sale investments, with changes in fair value recorded in accumulated other comprehensive income (loss). Equity securities with a readily determinable fair value are recorded at fair value with the changes in fair value recorded in other income (expense), in the condensed consolidated statements of operations. Equity securities without a readily determinable fair value are recorded using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes in orderly transactions for identical or similar investments of the same issuer. Changes in the basis of the securities are recognized in other income (expense), net in the condensed consolidated statements of operations.

The Company performs periodic evaluations to determine whether any declines in the fair value of investments below amortized cost are credit losses or impairments. The evaluation consists of qualitative and quantitative factors regarding the severity of the unrealized loss, as well as the Company’s ability and intent to hold the investments until a forecasted recovery occurs. Declines in fair value are considered to be credit losses if they are related to deterioration in credit risk or are considered impairments if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Credit losses and impairments are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Credit losses and impairments were not material for the three months ended March 31, 2026 and 2025.

Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation. Historical cost of fixed assets is the cost as of the date acquired. Hardware and labor costs associated with the building of quantum computing systems, satellites, and supporting equipment are capitalized in the period the costs are incurred when it is probable that such costs will provide future economic benefit. The costs of quantum computing systems, satellites, and supporting equipment that are used in research and development activities and have alternative future uses are capitalized. Maintenance costs associated with property and equipment are expensed as incurred.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of March 31, 2026, financing lease arrangements are not material. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

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

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during any of the three months ended March 31, 2026 and 2025.

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

Goodwill

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. The Company tests goodwill for impairment on an annual basis, which it has determined to be the first day of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company tests goodwill qualitatively, or quantitatively, by comparing the fair value of the reporting unit with the unit’s carrying amount. No impairment loss was recognized for any of the three months ended March 31, 2026 and 2025.

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

For acquisitions with contingent consideration, the Company recognizes the acquisition-date fair value of contingent consideration as part of the purchase consideration. Contingent consideration is classified as a liability or equity based on the terms and settlement provisions of the arrangement. Contingent consideration classified as a liability is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in general and administrative expenses in the Company’s condensed consolidated statements of operations. Contingent consideration classified as equity is not remeasured, and its subsequent settlement is recorded within stockholders’ equity.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment losses were not material for any of the three months ended March 31, 2026 and 2025.

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

Revenue Recognition

The Company derives revenue from the design, development, construction and sale of quantum ecosystem hardware together with related maintenance and support, from providing access to its quantum-computing-as-a-service (“QCaaS” services), from consulting services related to co-developing algorithms and other services related to the Company’s quantum products, and from providing satellite imagery and data from its constellation of satellites through its online platform. The Company applies the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To support this core principle, the Company applies the following five step approach:

1.
Identify the contract with the customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when (or as) the entity satisfies a performance obligation

Certain of the Company’s contracts contain multiple promised goods and services, most commonly in contracts for the sale of quantum computers, together with related on-site maintenance and support, technical training, consulting services, and QCaaS. The Company evaluates the promised goods and services in each contract to determine whether they are distinct performance obligations based on whether the customer can benefit from the good or service on its own or together with other readily available resources and whether the promise is separately identifiable from other promises in the contract. Consistent with the guidance in ASC 606, in identifying performance obligations, the Company considers the nature of the promised goods and services, the degree of integration between promises, whether any good or service significantly modifies or customizes another promised good or service, or whether the goods and services are highly interdependent or interrelated. In these arrangements, revenue related to the sale of quantum computers is recognized over time, based on when control transfers to the customer. Consistent with ASC 606, revenue related to the other performance obligations, such as maintenance, is recognized over time on a straight line basis over the contractual service periods, consistent with the stand ready nature of these obligations. Fees are generally billed over the course of the arrangement based on an agreed upon billing schedule, and may have terms that are considered variable consideration, as well as financing components.

The transaction price represents the amount of consideration the Company expects to be entitled to in exchange for transferring the promised goods or services to the customer, including estimates of variable consideration. The Company estimates variable consideration using either the expected value or most likely amount method, depending on the nature of the arrangement, and includes such amounts in the transaction price only to the extent it is probable that a significant revenue reversal will not occur. The Company applies judgment and takes into account historical experience, contractual terms, and expected customer behavior to best predict the amount of consideration to which it expects to be entitled under these contracts. As of March 31, 2026, variable consideration was not material.

When there are multiple performance obligations in a contract, the Company allocates the transaction price to each performance obligation based on relative standalone selling prices. The Company determines standalone selling price based on the observable price of a product or service when it sells the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring the Company to estimate the standalone selling price. The Company estimates the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, the Company takes into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin.

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. For performance obligations related to specialized quantum hardware and consulting services as well as customer solutions for specialized satellite development capabilities, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. The Company applies judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include the Company’s historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. The Company believes that the cost-to-cost input method faithfully depicts its performance in transferring control of the related goods and services because costs incurred are directly correlated with the Company’s efforts to satisfy the performance obligation. For performance obligations related to certain quantum networking and sensing products and related services, revenue is recognized at the point in time when control passes to the customer, which is generally at the shipping point based on customary incoterms, or upon completion of the required services.

The Company has determined that its QCaaS contracts represent a combined, stand-ready performance obligation to provide access to its quantum computing systems. Additionally, the Company has determined that its contracts to provide satellite imagery and data also represent a stand-ready performance obligation. The transaction price generally consists of a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For performance obligations related to providing QCaaS access, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees are recognized in the period they occur.

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

Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer, or equity instruments granted to a customer in connection with selling goods or services. For arrangements that contain consideration payable to a customer, the Company uses judgment in determining whether such payments are a reduction of the transaction price or a payment to the customer for a distinct good or service. Where the Company concludes that such payments are in exchange for a distinct good or service, the Company accounts for the transaction as a purchase of that good or service, provided the amount does not exceed the fair value of the distinct good or service received.

Certain of the Company’s arrangements include provisions that allow customers to sell QCaaS access to the Company for fixed amounts paid over time. The Company has determined that the QCaaS purchased from customers is distinct from the goods or services that the Company has promised to its customers because the customer can benefit from the computer without selling QCaaS to the Company and the Company can satisfy its obligation to sell the computer independent from its contingent obligation to purchase QCaaS. To the extent a customer sells QCaaS to the Company, the Company recognizes the cost of purchases ratably as expense over the term of the access.

For the three months ended March 31, 2026 and 2025, the majority of revenue was recognized based on transfer of service over time. In arrangements with cloud service providers, the cloud service provider is considered the customer and the Company does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

Cost of Revenue

Cost of revenue primarily consists of expenses related to the delivery of the Company’s quantum hardware products and delivery of its services, including personnel-related expenses, hardware costs, allocated overhead costs for customer facing functions, and costs associated with maintaining the Company’s in-service quantum computing systems and satellites to ensure proper calibration as well as costs incurred for maintaining the cloud on which the Company delivers its services. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization.

Research and Development

Research and development expenses consist of personnel-related costs, including salaries, benefits and stock-based compensation, and allocated overhead costs for the Company’s research and development function. Research and development is attributable to the advancing technology research, platform and infrastructure development, and the research and development of new product iterations, including quantum computing systems, networks, and other products as well as satellites. Design and development efforts continue throughout the useful life of the Company’s quantum computing systems and satellites to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs related to quantum computing systems constructed for research purposes that are not probable of providing future economic benefit and have no alternate future use, as well as costs associated with third-party research and development arrangements.

In November 2025, the Company entered into a strategic collaboration agreement and master research agreement with the University of Chicago, pursuant to which the Company receives a license to certain intellectual property, as well as naming rights to a University of Chicago building. In exchange for the licensed intellectual property and naming rights, the University of Chicago received 2,108,993 shares of Company common stock, which were issued in November 2025. The master research agreement is considered a research and development service arrangement and is recorded as a prepayment initially valued at $68.7 million based on the proportionate fair value of the common stock issued. The prepayment is recorded within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets and is amortized over the term of the arrangement as services are received. Amortization of the prepayment is recognized in research and development in the condensed consolidated statements of operations. The naming rights were recorded as intangible assets of $48.1 million based on the proportionate fair value of the common stock issued. The intangible assets are amortized based on the terms of the underlying agreements. In November 2025, the Company also entered into a commercial agreement for the sale of certain quantum computing hardware and services. During the three months ended March 31, 2026, the Company recognized $9.2 million of revenue from the commercial contract.

In March 2026, the Company entered into a strategic collaboration agreement and master research agreement with the University of Cambridge, pursuant to which the Company receives a license to certain intellectual property, as well as naming rights to a University of Cambridge facility. In exchange for the licensed intellectual property and naming rights, the University of Cambridge received 2,562,642 shares of Company common stock, which were issued in March 2026. The master research agreement is considered a research and development service arrangement and is recorded as a prepayment initially valued at $73.1 million based on the proportionate fair value of the common stock issued. The prepayment is recorded within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets and is amortized over the term of the arrangement as services are received. Amortization of the prepayment is recognized in research and development in the condensed consolidated statements of operations. The naming rights were recorded as intangible assets of $14.8 million based on the proportionate fair value of the common stock issued. The intangible assets are amortized based on the terms of the underlying agreements. In March 2026, the Company also entered into a commercial agreement for the sale of certain quantum computing hardware and services. During the three months ended March 31, 2026, revenue from the commercial contract was not material.

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

For certain income tax positions, the Company uses a more-likely-than-not threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not recognition threshold are measured at the largest amount of tax benefits determined on a cumulative probability basis, which are more-likely-than-not to be realized upon ultimate settlement in the condensed consolidated financial statements. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash, investments, and trade accounts receivable. The Company maintains the majority of its cash, cash equivalents, restricted cash, and investments with several financial institutions. The Company’s deposits routinely exceed amounts guaranteed by the Federal Deposit Insurance Corporation.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three months ended March 31, 2026, the Company had two significant customers that accounted for 34% of total revenue. For the three months ended March 31, 2025, the Company had two significant customers that accounted for 70% of total revenue.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the two-class method. Under the two-class method, all earnings are allocated to common stock and participating securities based on their participation rights. The Company considers its restricted stock to be participating securities. The holders of restricted stock do not have a contractual obligation to share in the losses of the Company. Accordingly, in periods with a reported net loss, the net loss is not allocated to these participating securities. Under the two-class method, basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock during the period, plus common stock equivalents outstanding during the period. The Company’s common stock equivalents include stock options, warrants, unvested restricted stock units, unvested performance-based restricted stock units, and unvested restricted stock. Common stock equivalents contingent upon the satisfaction of certain conditions are included in the denominator to the extent the shares would be issuable if the end of the period was the end of the contingency period and based on the actual achievement of performance metrics through the end of the period. When computing diluted net income (loss) per share, the numerator is adjusted for the gain (loss) on changes in fair value of dilutive warrant liabilities.

Diluted net income (loss) per share is calculated under both the two-class method and the treasury stock method, and the more dilutive amount is reported. If the Company reports a net loss, the computation of diluted net loss per share excludes the effect of dilutive common stock equivalents, as their effect would be antidilutive, and diluted net loss per share is equal to basic net loss per share.

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments -- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, to introduce a practical expedient for all entities, which simplifies the calculation required for estimating credit losses and assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this standard as of January 1, 2026. The Company elected the practical expedient and it did not have a material effect on the Company’s condensed consolidated financial statements.

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

3. BUSINESS COMBINATIONS

2026 Acquisitions

During 2026, the Company completed multiple acquisitions, for which each of the purchase price allocations are based on preliminary information and subject to change. Upon completion of the final purchase price allocations, the final fair values of assets acquired and liabilities assumed and resulting goodwill may differ materially from the preliminary assessment. The Company has estimated the preliminary fair values of assets acquired and liabilities assumed in each acquisition based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period.

The Company incurred approximately $11.7 million in transaction costs for the three months ended March 31, 2026, which were primarily related to fees associated with financial and legal advisors, related to closed and pending acquisitions. Transactions costs were recorded in general and administrative expenses in the condensed consolidated statements of operations.

The Company has included the revenue and expenses of each acquisition in its condensed consolidated statements of operations from the date of acquisition.

Skyloom Global Corp.

On January 26, 2026, the Company acquired Skyloom Global Corp. (“Skyloom”) for approximately $190.0 million of total consideration (the “Skyloom Acquisition”). The Skyloom Acquisition was accounted for as a business combination. The acquisition supports the Company’s quantum platform roadmap by adding free-space optical communications, photonic systems engineering, and secure data transmission capabilities to the Company’s existing quantum products.

The following table summarizes the components of the purchase consideration to acquire Skyloom (in thousands):

Cash	$36,020
Fair value of common stock issued(1)	121,313
Contingent consideration	32,680
Total purchase consideration	$190,013

(1)
Reflects 2,797,154 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 377,943 shares held in escrow and 75,504 shares withheld to cover employee tax obligations. The escrowed shares are expected to be released within 18 months after the close of the Skyloom Acquisition, subject to reductions for working capital adjustments and indemnity claims.

The preliminary purchase consideration includes contingent consideration related to revenue milestones and technical milestones, which have a future maximum payout of $53.4 million and $22.8 million, respectively. The revenue milestone contingent consideration is classified as a liability and had a fair value of $24.5 million as of the acquisition date, of which approximately $1.2 million was recognized as post-combination stock-based compensation expense and is recorded in operating expenses in the condensed consolidated statements of operations. The technical milestone contingent consideration is classified as equity and had a fair value of $9.9 million as of the acquisition date, of which approximately $0.5 million was recognized as post-combination stock-based compensation expense and is recorded in operating expenses in the condensed consolidated statements of operations. If the revenue and technical milestones are achieved, the Company may issue up to 737,479 and 314,807 shares of common stock, respectively.

The following table summarizes the preliminary fair values of Skyloom’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$1,034
Accounts receivable	5,339
Prepaid expenses and other current assets	6,135
Property and equipment	3,509
Operating lease right-of-use assets	1,083
Intangible assets	34,600
Goodwill	166,328
Other noncurrent assets	767
Accounts payable	(2,332)
Accrued expenses and other current liabilities	(15,483)
Operating lease liabilities	(1,083)
Unearned revenue	(9,407)
Deferred tax liabilities	(459)
Other noncurrent liabilities	(18)
Total fair value of net assets acquired	$190,013

The goodwill of $166.3 million is primarily attributable to growth opportunities from the expansion of the Company’s quantum platform offerings, Skyloom’s specialized assembled workforce, and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of $30.5 million in developed technology with an estimated useful life of six years, $3.4 million in trade names with an estimated useful life of five years, and $0.7 million in customer relationships with an estimated useful life of three years. Fair values of intangible assets were determined using income approaches, including the relief from royalty methods.

Skyloom’s revenue since the acquisition date to March 31, 2026, included in the Company’s condensed consolidated statements of operations, was not material.

Seed Innovations, LLC

On January 30, 2026, the Company acquired Seed Innovations, LLC (“Seed”) for approximately $30.1 million of total consideration (the “Seed Acquisition”). The Seed Acquisition was accounted for as a business combination. The acquisition expands the Company’s software capabilities and its expertise in machine learning, advanced software architecture, and cloud migration will support managing and scaling complex quantum workloads.

The following table summarizes the components of the purchase consideration to acquire Seed (in thousands):

Fair value of common stock issued(1)	$30,076
Total purchase consideration	$30,076
(1)
Reflects 752,264 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 234,990 shares held in escrow. The escrowed shares are expected to be released within 24 months after the close of the Seed Acquisition, subject to reductions for working capital adjustments and indemnity claims.

The following table summarizes the preliminary fair values of Seed’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$1,080
Accounts receivable	3,481
Prepaid expenses and other current assets	22
Operating lease right-of-use assets	1,327
Intangible assets	2,000
Goodwill	25,889
Accounts payable	(765)
Accrued expenses and other current liabilities	(1,632)
Operating lease liabilities	(1,326)
Total fair value of net assets acquired	$30,076

The goodwill of $25.9 million is primarily attributable to the expansion of the Company’s quantum platform offerings, Seed’s specialized assembled workforce and expected future synergies from combining operations. The Company expects the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of customer relationships with an estimated useful life of five years. Fair values of intangible assets were determined using income approaches, including the multi-period excess earnings.

Seed’s revenue since the acquisition date to March 31, 2026, included in the Company’s condensed consolidated statements of operations, was not material.

Pro Forma Results of Operations

The following table summarizes the unaudited pro forma consolidated revenue of the Company as if each of the 2026 acquisitions described above had been completed on January 1, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$70,506	$28,306

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations. Unaudited pro forma consolidated net loss is not presented as the impacts are not significant to our condensed consolidated financial statements.

2025 Acquisitions

During 2025, the Company completed six acquisitions, including the acquisitions of 100% of the outstanding shares of Vector Atomic, Inc. on October 2, 2025, 100% of the outstanding shares of Oxford Ionics Limited on September 16, 2025, 100% of the outstanding shares of Capella Space Corp. on July 11, 2025, 100% of the outstanding shares of Lightsynq Technologies Inc. on May 30, 2025, approximately 86% of the outstanding shares of id Quantique SA on April 30, 2025, and 100% of the outstanding shares of a market intelligence business on June 9, 2025. The total purchase price of these acquisitions was $2,659.0 million, including $2,536.4 million of stock consideration, $58.4 million of cash consideration, $59.8 million of equity awards, and $4.4 million of contingent consideration. Each of these acquisitions was accounted as a business combination.

The stock consideration includes 3,263,461 shares held in escrow and 69,879 shares withheld to cover employee tax obligations. The escrowed shares are expected to be released within 12 to 18 months of the respective acquisition, subject to adjustments for indemnity claims and working capital adjustments.

The following table summarizes the purchase price allocation for the 2025 acquisitions based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

	Purchase Price Allocation as of December 31, 2025	Measurement Period Adjustments	Purchase Price Allocation as of March 31, 2026
Cash and cash equivalents	$56,145	$—	$56,145
Accounts receivable	19,039	—	19,039
Prepaid expenses and other current assets	49,646	—	49,646
Property and equipment	65,361	—	65,361
Operating lease right-of-use assets	16,912	—	16,912
Intangible assets	740,432	—	740,432
Goodwill	4,859	—	4,859
Other noncurrent assets	1,965,546	—	1,965,546
Accounts payable	(28,582)	—	(28,582)
Accrued expenses and other current liabilities	(35,335)	—	(35,335)
Operating lease liabilities	(16,828)	—	(16,828)
Unearned revenue	(23,373)	—	(23,373)
Deferred tax liabilities	(131,870)	—	(131,870)
Other noncurrent liabilities	(6,000)	—	(6,000)
Noncontrolling interest	(16,918)	—	(16,918)
Total fair value of net assets acquired	$2,659,034	$—	$2,659,034

The following table summarizes the purchase price allocation for the 2025 acquisitions based on the estimated fair value of the identifiable intangible assets (in thousands):

	Fair Value	Useful Life
Developed technology	$657,816	5 – 8 years
Customer relationships	36,835	2 – 10 years
In-process research and development	18,800	In-definite
Tradenames	18,504	1 – 5 years
Non-compete agreements	8,477	2 years
Total intangible assets	$740,432

The Company has estimated the preliminary fair values of assets acquired and liabilities assumed in each acquisition based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period. The purchase price allocation is preliminary for each of the 2025 acquisitions as of March 31, 2026.

In July 2025, the Company acquired additional shares of id Quantique SA, increasing the Company’s total ownership to approximately 91%. The acquisition was accounted for as an equity transaction as there was no change in control.

4. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash, and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$450,882	$—	$—	$450,882	$538,195	$—	$—	$538,195
Corporate notes and bonds	—	—	—	—	1,999	—	—	1,999
U.S. government and agency	2,654,082	310	(5,563)	2,648,829	2,801,589	2,334	(435)	2,803,488
Total cash, cash equivalents, restricted cash and investments	$3,104,964	$310	$(5,563)	$3,099,711	$3,341,783	$2,334	$(435)	$3,343,682

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
U.S. government and agency	$2,064,903	$(5,563)	$—	$—	$2,064,903	$(5,563)
Total	$2,064,903	$(5,563)	$—	$—	$2,064,903	$(5,563)

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
U.S. government and agency	$914,652	$(435)	$—	$—	$914,652	$(435)
Total	$914,652	$(435)	$—	$—	$914,652	$(435)

The Company did not have any allowance for credit losses as of either March 31, 2026 or December 31, 2025. The Company neither intends to, nor believes that it is more likely than not that it will be required to, sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash, and investments in available-for-sale securities as of March 31, 2026, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$443,689	$7,193	$450,882
U.S. government and agency	1,590,403	1,058,426	2,648,829
Total	$2,034,092	$1,065,619	$3,099,711

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$450,882	$—	$—	$450,882
U.S. government and agency	—	50,471	—	50,471
Total cash, cash equivalents and restricted cash	$450,882	$50,471	$—	$501,353
Short-term investments:
U.S. government and agency	—	1,539,932	—	1,539,932
Total short-term investments	$—	$1,539,932	$—	$1,539,932
Long-term investments:
U.S. government and agency	—	1,058,426	—	1,058,426
Total long-term investments	$—	$1,058,426	$—	$1,058,426
Total assets	$450,882	$2,648,829	$—	$3,099,711
Liabilities
Warrant liabilities	$19,638	$—	$1,387,173	$1,406,811

	Fair Value Measured as of
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$538,195	$—	$—	$538,195
U.S. government and agency	—	499,553	—	499,553
Total cash, cash equivalents and restricted cash	$538,195	$499,553	$—	$1,037,748
Short-term investments:
Corporate notes and bonds	—	1,999	—	1,999
U.S. government and agency	—	1,359,292	—	1,359,292
Total short-term investments	$—	$1,361,291	$—	$1,361,291
Long-term investments:
U.S. government and agency	—	944,643	—	944,643
Total long-term investments	$—	$944,643	$—	$944,643
Total assets	$538,195	$2,805,487	$—	$3,343,682
Liabilities
Warrant liabilities	$44,168	$—	$2,427,409	$2,471,577

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company’s financial guarantees and certain other obligations.

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels during the current period.

Warrant Liabilities

The Company’s warrant liabilities are comprised of the public warrants and the Series A and Series B private warrants. As of March 31, 2026, there were 1,135,129 public warrants outstanding and there were 79,053,330 of Series A and Series B private warrants outstanding. No warrants have been redeemed by the Company as of March 31, 2026.

The fair value of the Series A and Series B private warrants was determined using Level 3 inputs. Management determined the fair value of the Series A and Series B private warrants using unobservable inputs in the Black-Scholes option-pricing model. Inherent in the valuation were assumptions related to the expected stock-price volatility, expected term, risk-free interest rate, and dividend yield. The Company estimated the expected volatility based on the Company’s historical and implied stock price volatility. The expected term was assumed to be equivalent to the warrants’ remaining contractual term. The risk-free interest rate was estimated using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term. The dividend yield was based on the historical rate, which the Company anticipates remaining at zero.

The assumptions used to estimate the fair value of the Series A and Series B private warrants were as follows:

	March 31, 2026	December 31, 2025
Risk-free interest rate	4.02%	3.87%
Expected term (in years)	6.42	6.67
Expected volatility	95.00%	95.00%
Dividend yield	—%	—%

Contingent Consideration

The fair value of the revenue milestone contingent consideration, which is liability-classified, was determined using Level 3 inputs. Management determined the fair value of the revenue milestone contingent consideration using unobservable inputs in the Monte Carlo simulation model, including forecasted revenue, expected payment timing, discount rate, and revenue volatility, which was determined based on the historical revenue volatility of comparable peer companies. The discount rate was 5.8% and 5.9% as of the acquisition date and March 31, 2026, respectively, and the revenue volatility was 25.0% as of both the acquisition date and March 31, 2026. During the three months ended March 31, 2026, the Company recognized a gain of $10.3 million related to the change in fair value of the revenue milestone contingent consideration, which is recorded in general and administrative expenses in the condensed consolidated statements of operations. As of March 31, 2026, the fair value of revenue milestone contingent consideration was $14.2 million, recorded in accrued expenses and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets.

The fair value of the technical milestone contingent consideration, which is equity-classified, was determined using Level 3 inputs. Management determined the fair value of the technical milestone contingent consideration as of the acquisition date using unobservable inputs in a scenario-based model, including probability of achievement ranging from 50% to 95%.

Strategic Investments

The Company enters into strategic investment agreements (“Investment Agreements”) to purchase equity securities of publicly-traded companies and to purchase equity securities, convertible debt securities, and SAFE investments of privately-held companies (each, an “Investee”). Strategic investments are composed of the following (in thousands):

	March 31, 2026	December 31, 2025
Publicly-traded equity securities	$37,183	$—
Convertible debt securities	38,406	36,000
Privately-held equity securities	30,000	30,000
SAFE investments	25,000	25,000
Total strategic investments	$130,589	$91,000

The Company recognized unrealized losses of $14.9 million for the three months ended March 31, 2026 on publicly-traded equity securities and convertible debt securities held as of March 31, 2026. The fair values of publicly-traded equity securities are based on observable inputs and are classified as Level 1 in the hierarchy, and the fair values of convertible debt securities, SAFEs, and privately-held equity securities are based on unobservable inputs and are classified as Level 3 in the hierarchy. The Company has agreed to enter into a customary lock-up agreement with respect to its investment in publicly-traded equity securities, which is expected to lapse within 18 months.

In connection with the Investment Agreements, each Investee and the Company entered into a commercial contract for access to the Company’s products and services. The Company assessed the commercial contracts under the guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of the arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under the contract. Based on its assessment, the Company concluded the commercial contracts are within the scope of ASC 606 and the Company will apply the principles within ASC 606 to measure and recognize revenue. During the three months ended March 31, 2026, the Company recognized $5.3 million of revenue from the commercial contracts.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Quantum computing systems	$46,797	$40,684
Satellites	69,580	61,698
Leasehold improvements	28,575	25,719
Machinery, equipment, furniture and fixtures	37,849	34,819
Computer equipment and acquired computer software	12,610	11,577
Gross property and equipment	195,411	174,497
Less: accumulated depreciation	(63,101)	(54,352)
Total property and equipment, net	$132,310	$120,145

Depreciation expense for the three months ended March 31, 2026 and 2025, was $11.3 million and $4.4 million, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets, net is composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Developed technology	$678,824	$657,690
Naming rights	62,844	48,084
Customer relationships	45,701	43,087
Internal-use software	31,121	28,340
Trademark	22,937	19,577
In-process research and development	18,800	18,800
Non-compete agreements	8,750	8,839
Patents	7,344	7,345
Website and other	377	377
Gross intangible assets	876,698	832,139
Less: accumulated amortization	(95,608)	(64,707)
Total intangible assets, net	$781,090	$767,432

Amortization expense for the three months ended March 31, 2026 and 2025, was $31.8 million and $2.2 million, respectively.

8. GOODWILL

Changes in the carrying amount of goodwill as of March 31, 2026 and December 31, 2025, were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Beginning balance	$1,963,584	$9,904
Acquisitions	192,217	1,966,319
Foreign currency translation	(28,136)	(12,639)
Ending balance	$2,127,665	$1,963,584

9. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Materials and supplies	$53,547	$47,387
Advance payments to suppliers	14,288	14,251
Inventories, net	17,100	10,310
Prepaid expenses	35,388	12,192
Accrued interest receivable	19,028	18,494
Other current assets	31,900	25,117
Total prepaid expenses and other current assets	$171,251	$127,751

Accrued expenses and other current liabilities are composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued salaries and other payroll liabilities	$28,237	$44,209
Acquisition purchase consideration liabilities	7,964	5,600
Accrued professional services and transactions costs	6,490	18,583
Accrued equipment and facilities liabilities	13,530	11,785
Accrued expenses—other	9,223	9,544
Total accrued expenses and other current liabilities	$65,444	$89,721

Other noncurrent liabilities are composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Deferred tax liabilities	$77,795	$85,676
Acquisition purchase consideration liabilities, net of current portion	11,845	1,684
Defined benefit pension obligation	7,523	6,301
Other noncurrent liabilities	1,400	1,511
Total other noncurrent liabilities	$98,563	$95,172

10. INVENTORIES, NET

Inventories, net is composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$11,941	$8,843
Work-in-process	2,840	402
Finished goods	2,319	1,065
Total inventories, net	$17,100	$10,310

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2026 (in thousands):

	Unrealized Gain (Loss) on Available-for-Sale Securities, Net	Net Actuarial Gain (Loss) on Pension Benefit Plans	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$4,273	$(1,113)	$(15,831)	$(12,671)
Other comprehensive income (loss)	(6,680)	(952)	(34,758)	(42,390)
Balance at March 31, 2026	$(2,407)	$(2,065)	$(50,589)	$(55,061)

Reclassifications from accumulated other comprehensive income (loss) to net income (loss) for the three months ended March 31, 2026 and 2025 were not material. The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2025 were not material.

12. COMMITMENTS AND CONTINGENCIES

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

Indemnities

In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. While the Company’s future obligations under certain of these agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under such indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. The Company records a liability for its indemnification obligations when probable and estimable. Indemnity liabilities were not material as of March 31, 2026 and 2025.

Contingent Purchase Obligations

The Company has contingent obligations to purchase an aggregate of $106.2 million of QCaaS access upon the exercise of the respective rights by its customers.

13. WARRANTS

Prefunded and Private Warrants

In October 2025, the Company issued 5,005,400 Series B prefunded warrants and 43,010,800 Series B private warrants. Each Series B prefunded warrant and Series B private warrant entitles the holder to purchase one share of Company common stock at a price of $0.0001 per share and $155.00 per share, respectively. As of March 31, 2026, there were no Series B prefunded warrants outstanding and there were 43,010,800 Series B private warrants outstanding. The Series B private warrants are classified as liabilities and remeasured at reach reporting period.

In July 2025, the Company issued 3,855,557 Series A prefunded warrants and 36,042,530 Series A private warrants. Each Series A prefunded warrant and Series A private warrant entitles the holder to purchase one share of common stock at a price of $0.0001 per share and $99.88 per share, respectively. As of March 31, 2026, there were no Series A prefunded warrants outstanding and there were 36,042,530 Series A private warrants outstanding. The Series A private warrants are classified as liabilities and remeasured at each reporting period.

Public Warrants

In September 2021, the Company assumed 7,500,000 public warrants. As of March 31, 2026, there were 1,135,129 public warrants to purchase the Company’s common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The public warrants are classified as liabilities and remeasured at each reporting period. No public warrants have been redeemed by the Company as of March 31, 2026.

Warrants Held by a Customer

In November 2019, contemporaneously with a revenue arrangement, the Company entered into a contract, pursuant to which the Company agreed to issue warrants to a customer (the “Warrant Shares”), subject to certain vesting events. In August 2020, 543,152 of the Warrant Shares vested and became immediately exercisable. The exercise price for the vested Warrant Shares is $1.38 per share and the warrant is exercisable through November 2029. Effective November 2024, no additional Warrant Shares can vest pursuant to the terms of the warrant agreement.

14. EQUITY OFFERINGS

On October 10, 2025, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC providing for the offer and sale of 16,500,000 shares of the Company’s common stock, at a price of $93.00 per share; 5,005,400 Series B prefunded warrants, at a price of $93.00 less the Series B prefunded warrants’ exercise price; and 43,010,800 Series B private warrants, at no additional consideration. The Series B Warrants are exercisable immediately upon issuance and from time to time thereafter through and including October 14, 2032. Refer to Note 13 for further details. The offering closed on October 14, 2025, for aggregate proceeds of $1,977.1 million, net of issuance costs of $22.9 million. Issuance costs were allocated to the liability-classified Series B Warrants and expensed upon completion of the equity offering.

On July 7, 2025, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC providing for the offer and sale of 14,165,708 shares of the Company’s common stock, at a price of $55.49 per share; 3,855,557 Series A prefunded warrants, at a price of $55.49 less the Series A prefunded warrants’ exercise price; and 36,042,530 Series A private warrants, at no additional consideration. The Series A Warrants are exercisable immediately upon issuance and from time to time thereafter through and including July 9, 2032. Refer to Note 13 for further details. The offering closed on July 9, 2025, for aggregate proceeds of $977.2 million, net of issuance costs of $22.8 million. Issuance costs were allocated to the liability-classified Series A Warrants and expensed upon completion of the equity offering.

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

15. REVENUE

Disaggregated Revenue

The Company’s revenue disaggregated by revenue source is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Quantum hardware	$35,709	$3,063
Platform, consulting and support services	28,959	4,503
Total revenue	$64,668	$7,566

The Company’s revenue disaggregated by customer location is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$40,727	$5,289
Switzerland	12,606	1,739
Other international	11,335	538
Total revenue	$64,668	$7,566

Remaining Performance Obligations

As of March 31, 2026, approximately $470 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 50% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

Contract liabilities consist of unearned revenue and represent cash payments received or contracted billings recorded for which the performance obligations were not satisfied as of the end of the period. The change in unearned revenue for the three months ended March 31, 2026, primarily relates to such cash payments received or contracted billings recorded, as well as the addition of unearned revenue through acquisitions, partially offset by revenue recognized. The Company recognized revenue of $26.1 million and $4.0 million, for the three months ended March 31, 2026 and 2025, respectively, that related to the unearned revenue balances as of the beginning of each year.

16. STOCK-BASED COMPENSATION

Stock Options

The stock option activity is summarized in the following table:

Number of Option Shares
Outstanding as of December 31, 2025	3,664,392
Granted	—
Exercised	(945,879)
Cancelled/Forfeited	(1,688)
Outstanding as of March 31, 2026	2,716,825
Exercisable as of March 31, 2026	1,659,345
Exercisable and expected to vest as of March 31, 2026	2,716,825

Restricted Stock Units

The restricted stock unit (“RSU”) activity is summarized in the following table:

Number of RSUs
Outstanding as of December 31, 2025	14,456,951
Granted	7,549,623
Vested	(2,754,800)
Forfeited	(490,263)
Outstanding as of March 31, 2026	18,761,511
Expected to vest after March 31, 2026	18,761,511

During the three months ended March 31, 2026 and 2025, the Company released 873,774 and 206,316 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

The performance-based restricted stock unit (“PSU”) activity is summarized in the following table, based on awards at target:

Number of PSUs
Outstanding as of December 31, 2025	5,174,871
Granted	—
Vested	(139,213)
Forfeited	(149,158)
Outstanding as of March 31, 2026	4,886,500
Expected to vest after March 31, 2026(1)	11,022,618

(1)
Represents the number of PSUs expected to vest, which may exceed the target number of shares, based on the Company’s probability assessment of expected performance during the performance period.

In February 2026, the Company approved 1,521,353 PSU awards at target to certain executives and employees, which cliff vest after approximately three years. The number of shares that can be earned range from 0% to 200% of the target, based on the Company’s achievement of certain performance goals over the annual performance periods. As of March 31, 2026, the Company and the grantees had not established a mutual understanding of the key terms and conditions of the PSUs and certain annual performance metrics had not been determined. Accordingly, no accounting grant date had been established under ASC 718 for these awards as of March 31, 2026, and no compensation cost for these awards is recognized in the three months ended March 31, 2026.

Restricted Stock

The restricted stock activity is summarized in the following table:

Number of Restricted Stock
Outstanding as of December 31, 2025	8,034,941
Granted(1)	839,208
Vested	(253,778)
Cancelled/Forfeited	(63,948)
Outstanding as of March 31, 2026	8,556,423
Expected to vest after March 31, 2026	8,556,423

(1)
In connection with certain acquisitions, the Company converted certain outstanding common stock of the acquirees into restricted stock of the Company, for which $16.8 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration.

Stock-Based Compensation Expense

Total stock-based compensation expense for RSUs, PSUs, restricted stock, and stock option awards which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$16,815	$1,063
Research and development	52,701	17,392
Sales and marketing	14,662	4,356
General and administrative	44,339	10,442
Stock-based compensation, net of amounts capitalized	128,517	33,253
Capitalized stock-based compensation—Property and equipment, net and Intangible assets, net	2,560	913
Total stock-based compensation	$131,077	$34,166

Unrecognized Stock-Based Compensation

A summary of the Company’s remaining unrecognized compensation expense and the weighted-average remaining amortization period as of March 31, 2026, related to its non-vested RSUs, PSUs, restricted stock, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$559.3	3.1
Performance-based restricted stock units	183.4	1.7
Restricted stock	388.7	4.4
Stock options	37.7	2.6

17. INCOME TAXES

For the three months ended March 31, 2026, the Company recognized an income tax benefit of $6.4 million, resulting in an effective tax rate of (0.8)%, which differs from the 21% U.S. federal statutory rate primarily due to net losses incurred in certain foreign operations and a tax benefit related to a reduction of valuation allowance recognized in connection with the Skyloom Acquisition. For the three months ended March 31, 2025, the Company recognized income tax expense of less than $0.1 million, resulting in an effective tax rate of 0%, which differs from the 21% U.S. federal statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against deferred tax assets. As of March 31, 2026 and December 31, 2025, the Company maintains a valuation allowance against its U.S. deferred tax assets.

18. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic net income (loss) per share
Numerator:
Net income (loss)	$804,610	$(32,252)
Less: Net income (loss) attributable to noncontrolling interests	(750)	—
Less: Undistributed earnings allocated to participating securities	18,728	—
Net income (loss) attributable to IonQ, Inc. common stockholders—basic	$786,632	$(32,252)
Denominator:
Weighted average common shares outstanding—basic	358,822,219	228,759,209
Net income (loss) per share attributable to IonQ, Inc. common stockholders—basic	$2.19	$(0.14)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$804,610	$(32,252)
Less: Net income (loss) attributable to noncontrolling interests	(750)	—
Less: Reallocated undistributed earnings allocated to participating securities	17,707	—
Less: Gain (loss) on change in fair value of warrant liabilities	18,187	—
Net income (loss) attributable to IonQ, Inc. common stockholders—diluted	$769,466	$(32,252)
Denominator:
Weighted average common shares outstanding—basic	358,822,219	228,759,209
Add: Dilutive impact of potential common stock	12,406,067	—
Weighted average common shares outstanding—diluted	371,228,286	228,759,209
Net income (loss) per share attributable to IonQ, Inc. common stockholders—diluted	$2.07	$(0.14)

For the three months ended March 31, 2026, diluted net income per share calculated under the two-class method was more dilutive.

The following table is a summary of the weighted average common stock equivalents for the securities outstanding during the respective periods that have been excluded from the computation of diluted net income (loss) per common share. Common stock equivalents contingent upon the satisfaction of certain conditions are included in the following table to the extent the shares would be issuable if the end of the period was the end of the contingency period and based on the actual achievement of performance metrics through the end of the period.

	Three Months Ended March 31,
	2026	2025
Common stock options outstanding	804,161	15,390,920
Warrants to purchase common stock	79,074,358	2,528,309
Unvested restricted stock units	5,124,302	14,873,452
Unvested performance-based restricted stock units	—	1,939,821
Unvested restricted stock	—	—
Unvested early exercised stock options	—	187,110
Total	85,002,821	34,919,612

19. LEASES

The Company has operating leases for its facilities. As of March 31, 2026 and December 31, 2025, the Company’s weighted-average remaining lease term was 4.4 years and 4.5 years, respectively. As of March 31, 2026 and December 31, 2025, the weighted-average discount rate was 7.5% and 7.6%, respectively.

The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost(1)
Fixed lease cost	$2,268	$670
Short-term cost	1,242	84
Total operating lease cost	$3,510	$754

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$808	$89
Research and development	1,665	493
Sales and marketing	932	88
General and administrative	105	84
Total operating lease cost	$3,510	$754

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash payments (receipts) included in the measurement of operating lease liabilities, net of lease incentives	$2,604	$801

As of March 31, 2026, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2026	$7,583
2027	9,520
2028	7,620
2029	5,368
2030	2,522
Thereafter	3,164
Total lease payments	$35,777
Less: imputed interest	(5,334)
Present value of operating lease liabilities	$30,443

20. SEGMENT INFORMATION

The Company operates as one operating segment as its Chairman and Chief Executive Officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Consolidated net income (loss) as reported on the condensed consolidated statements of operations is used to evaluate performance and allocate resources. The chief operating decision maker evaluates actual results compared to forecasted results for consolidated net income (loss), including significant expenses, when making decisions about allocating resources.

The following table presents revenue, significant expenses, and segment profit and loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$64,668	$7,566
Less:
Operating costs and expenses excluding stock-based compensation:
Cost of revenue (excluding depreciation and amortization)	32,439	3,252
Research and development	73,039	22,561
Sales and marketing	14,774	4,254
General and administrative	44,277	13,364
Stock-based compensation	128,517	33,253
Depreciation and amortization	43,129	6,561
Other segment items:
(Gain) loss on change in fair value of warrant liabilities	(1,057,628)	(38,494)
Interest income, net	(28,234)	(4,894)
Other (income) expense, net	16,127	(51)
Income tax (benefit) expense	(6,382)	12
Net income (loss)	$804,610	$(32,252)

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements and related notes for the year ended December 31, 2025, filed with the SEC on February 25, 2026.

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

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems and networks. Our losses from operations were $271.5 million and $75.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $388.7 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

From time to time, we have acquired or invested in complementary businesses, and intend to continue to consider making such acquisitions and investments. For more information on recent acquisitions and investments and their impact on our business, refer to

Note 3, Business Combinations and Note 5, Fair Value Measurements in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

On January 25, 2026, we entered into an Agreement and Plan of Merger with SkyWater Technology, Inc., Iris Merger Subsidiary 1 Inc. and Iris Merger Subsidiary 2 LLC, pursuant to which, following completion of the proposed mergers, SkyWater will become a wholly owned subsidiary of IonQ. We believe the proposed acquisition will advance our quantum computing technology roadmap by providing access to SkyWater’s U.S.-based semiconductor foundry capabilities, advanced packaging expertise and Technology as a Service platform. Completion of the proposed transaction remains subject to customary closing conditions, including approval by SkyWater stockholders, expiration or termination of the waiting period under the HSR Act, applicable regulatory approvals and the satisfaction or waiver of the other conditions set forth in the merger agreement. The Mergers are expected to be completed in the second or third quarter of 2026, subject to the expiration or termination of the waiting period under the HSR Act and the satisfaction (or waiver) of other customary closing conditions.

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

Key Components of Results of Operations

Revenue

We derive revenue from the design, development, construction and sale of quantum ecosystem hardware together with related maintenance and support, from providing access to our quantum-computing-as-a-service (“QCaaS” services), from consulting services related to co-developing algorithms and other services related to our quantum products, and from providing satellite imagery and data from our constellation of satellites through our online platform. We apply the provisions of the FASB Accounting Standards Update (“ASU”), Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To support this core principle, we apply the following five step approach:

1.
Identify the contract with the customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when (or as) the entity satisfies a performance obligation

Certain of our contracts contain multiple promised goods and services, most commonly in contracts for the sale of quantum computers, together with related on-site maintenance and support, technical training, consulting services, and QCaaS. We evaluate the promised goods and services in each contract to determine whether they are distinct performance obligations based on whether the customer can benefit from the good or service on its own or together with other readily available resources and whether the promise is separately identifiable from other promises in the contract. Consistent with the guidance in ASC 606, in identifying performance obligations, we consider the nature of the promised goods and services, the degree of integration between promises, whether any good or service significantly modifies or customizes another promised good or service, or whether the goods and services are highly interdependent or interrelated. In these arrangements, revenue related to the sale of quantum computers is recognized over time, based on when control transfers to the customer. Consistent with ASC 606, revenue related to the other performance obligations, such as maintenance, is recognized over time on a straight line basis over the contractual service periods, consistent with the stand ready nature of these obligations. Fees are generally billed over the course of the arrangement based on an agreed upon billing schedule, and may have terms that are considered variable consideration, as well as financing components.

The transaction price represents the amount of consideration we expect to be entitled to in exchange for transferring the promised goods or services to the customer, including estimates of variable consideration. We estimate variable consideration using either the expected value or most likely amount method, depending on the nature of the arrangement, and includes such amounts in the transaction price only to the extent it is probable that a significant revenue reversal will not occur. We apply judgment and take into account historical experience, contractual terms, and expected customer behavior to best predict the amount of consideration to which it expects to be entitled under these contracts.

When there are multiple performance obligations in a contract, we allocate the transaction price to each performance obligation based on relative standalone selling prices. We determine standalone selling price based on the observable price of a product or service when we sell the products or services separately in similar circumstances and to similar customers. Certain products and services have limited or no history of being sold on a standalone basis, requiring us to estimate the standalone selling price. We estimate the standalone selling price based on other contracts for similar products and services adjusted for differing terms than the contract being evaluated, as well as internal pricing guidelines and market factors. In addition, we take into consideration the estimated costs to be incurred to satisfy the performance obligation plus an appropriate profit margin.

Performance obligations are satisfied over time if the customer receives the benefits as we perform the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and we have a contractual right to payment for performance to date. For performance obligations related to specialized quantum hardware and consulting services as well as customer solutions for specialized satellite development capabilities, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure. We apply judgment to determine a reasonable method to measure progress and to estimate total expected effort. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. We believe that the cost-to-cost input method faithfully depicts our performance in transferring control of the related goods and services because costs incurred are directly correlated with our efforts to satisfy the performance obligation. For performance obligations related to certain quantum networking and sensing products and related services, revenue is recognized at the point in time when control passes to the customer, which is generally at the shipping point based on customary incoterms, or upon completion of the required services.

We have determined that our QCaaS contracts represent a combined, stand-ready performance obligation to provide access to our quantum computing systems. Additionally, we have determined that our contracts to provide satellite imagery and data also represent a stand-ready performance obligation. The transaction price generally consists of a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For performance obligations related to providing QCaaS access, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees are recognized in the period they occur.

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

Consideration payable to a customer includes cash amounts that an entity pays, or expects to pay, to the customer, or equity instruments granted to a customer in connection with selling goods or services. For arrangements that contain consideration payable to a customer, we use judgment in determining whether such payments are a reduction of the transaction price or a payment to the customer for a distinct good or service. Where we conclude that such payments are in exchange for a distinct good or service, we account for the transaction as a purchase of that good or service, provided the amount does not exceed the fair value of the distinct good or service received.

Certain of our arrangements include provisions that allow customers to sell QCaaS access to us for fixed amounts paid over time. We have determined that the QCaaS purchased from customers is distinct from the goods or services that we have promised to our customers because the customer can benefit from the computer without selling QCaaS to us and we can satisfy our obligation to sell the computer independent from our contingent obligation to purchase QCaaS. To the extent a customer sells QCaaS to us, we recognize the cost of purchases ratably as expense over the term of the access.

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

The fees associated with the QCaaS and satellite imagery and data contracts are generally billed a month in arrears. Customers also have the ability to make advance payments. Advance payments are recorded as a contract liability until services are delivered or obligations are met and revenue is earned. Contract liabilities to be recognized in the succeeding 12-month period are classified as current and the remaining amounts are classified as non-current liabilities in our condensed consolidated balance sheets.

Operating Costs and Expenses

Cost of revenue

Cost of revenue primarily consists of expenses related to the delivery of our quantum hardware products and delivery of our services, including personnel-related expenses, hardware costs, allocated overhead costs for customer facing functions, and costs associated with maintaining the Company’s in-service quantum computing systems and satellites to ensure proper calibration as well as costs incurred for maintaining the cloud on which the Company delivers its services. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization.

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

General and administrative

General and administrative expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated overhead costs for our corporate, executive, finance, and other administrative functions. General and administrative expenses also include expenses for outside professional services, including legal, auditing and accounting services, recruitment expenses, information technology, travel expenses, certain non-income taxes, insurance, changes in fair value of contingent consideration, and other administrative expenses. We expect our general and administrative expenses to increase for the foreseeable future as we scale our support functions with the growth of our business.

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

Other income (expense), net

Other income (expense), net consists of gains and losses that arise from changes in fair value of investments, fluctuations in foreign currency exchange rates, and certain other nonoperating expenses.

Income tax benefit (expense)

Income tax benefit (expense) consists of income tax benefits related to deferred taxes and income tax benefit (expense) related to foreign jurisdictions in which we conduct business, as well as impacts on our valuation allowances as a result of acquisitions.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$64,668	$7,566
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	49,254	4,315
Research and development(1)	125,740	39,953
Sales and marketing(1)	29,436	8,610
General and administrative(1)	88,616	23,806
Depreciation and amortization	43,129	6,561
Total operating costs and expenses	336,175	83,245
Loss from operations	(271,507)	(75,679)
Gain (loss) on change in fair value of warrant liabilities	1,057,628	38,494
Interest income, net	28,234	4,894
Other income (expense), net	(16,127)	51
Income (loss) before income tax expense	798,228	(32,240)
Income tax benefit (expense)	6,382	(12)
Net income (loss)	$804,610	$(32,252)
Net income (loss) attributable to noncontrolling interests	(750)	—
Net income (loss) attributable to IonQ, Inc.	$805,360	$(32,252)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$16,815	$1,063
Research and development	52,701	17,392
Sales and marketing	14,662	4,356
General and administrative	44,339	10,442

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Revenue	$64,668	$7,566	$57,102	755%

Revenue increased by $57.1 million, or 755%, to $64.7 million for the three months ended March 31, 2026, from $7.6 million for the three months ended March 31, 2025. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Cost of revenue

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$49,254	$4,315	$44,939	1,041%

Cost of revenue increased by $44.9 million, or 1,041%, to $49.3 million for the three months ended March 31, 2026, from $4.3 million for the three months ended March 31, 2025. The increase was driven primarily by an increase in labor costs to service contracts for the three months ended March 31, 2026, as well as an increase in materials costs related to quantum products.

Research and development

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Research and development	$125,740	$39,953	$85,787	215%

Research and development expense increased by $85.8 million, or 215%, to $125.7 million for the three months ended March 31, 2026, from $40.0 million for the three months ended March 31, 2025. The increase was primarily driven by an increase of $53.1 million in payroll-related expenses, including an increase in stock-based compensation of $35.3 million, as a result of increased headcount and new equity grants, and $24.8 million increase in materials, supplies and equipment costs.

Sales and marketing

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Sales and marketing	$29,436	$8,610	$20,826	242%

Sales and marketing expense increased by $20.8 million, or 242%, to $29.4 million for the three months ended March 31, 2026, from $8.6 million for the three months ended March 31, 2025. The increase was primarily driven by an increase of $16.3 million of payroll-related expenses, including an increase in stock-based compensation of $10.3 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives.

General and administrative

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
General and administrative	$88,616	$23,806	$64,810	272%

General and administrative expenses increased by $64.8 million, or 272%, to $88.6 million for the three months ended March 31, 2026, from $23.8 million for the three months ended March 31, 2025. The increase was primarily driven by an increase of $45.2 million of payroll-related expenses, including an increase in stock-based compensation of $33.9 million, as a result of increased headcount and new equity grants, an increase of $18.9 million in professional service fees and allocated overhead costs, including an increase of $11.9 million in acquisition transaction and integration costs.

Depreciation and amortization

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Depreciation and amortization	$43,129	$6,561	$36,568	557%

Depreciation and amortization expenses increased by $36.6 million, or 557%, to $43.1 million for the three months ended March 31, 2026, from $6.6 million for the three months ended March 31, 2025. The increase was primarily driven by an increase of $29.4 million in amortization expense associated with acquired intangible assets, and an increase of $5.9 million in depreciation expense associated with capitalized satellites and leasehold improvements.

Gain (loss) on change in fair value of warrant liabilities

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$1,057,628	$38,494	$1,019,134	NM

NM—Not Meaningful

The change in the fair value of the warrant liabilities was primarily due to the mark-to-market gain recognized on the Series A and Series B warrants, driven by changes in our stock price.

Interest income, net

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Interest income, net	$28,234	$4,894	$23,340	477%

Interest income, net increased by $23.3 million, or 477%, to $28.2 million for the three months ended March 31, 2026, from $4.9 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in the available-for-sale investments balance.

Other income (expense), net

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Other income (expense), net	$(16,127)	$51	$(16,178)	NM

NM—Not Meaningful

Other income (expense), net increased by $16.2 million to $16.1 million for the three months ended March 31, 2026, from less than $0.1 million for the three months ended March 31, 2025. The increase was primarily driven by changes in fair value of strategic investments.

Income tax benefit (expense)

	Three Months Ended March 31,		$	%
	2026	2025	Change	Change
	(in thousands)
Income tax benefit (expense)	$6,382	$(12)	$6,394	NM

NM—Not Meaningful

Income tax benefit (expense) increased by $6.4 million to a benefit of $6.4 million for the three months ended March 31, 2026, from an expense of less than $0.1 million for the three months ended March 31, 2025. The increase was primarily driven by a tax benefit recognized on foreign operating losses.

Liquidity and Capital Resources

As of March 31, 2026, we had cash, cash equivalents and available-for-sale securities of $3,091.9 million. Excluded from our available liquidity is $7.8 million of restricted cash, which is primarily recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of March 31, 2026, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of available funds from our cash, cash equivalents and investment balances and cash flows from operating activities. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of March 31, 2026, we had an accumulated deficit of $388.7 million. During the three months ended March 31, 2026, we incurred a loss from operations of 271.5. We expect to incur significant losses and higher operating expenses for the foreseeable future.

On January 25, 2026, we entered into a definitive agreement to acquire SkyWater Technology, Inc. (“SkyWater”) for total consideration of approximately $1.8 billion in a cash-and-stock transaction (the “SkyWater Acquisition”). The SkyWater Acquisition is expected to require approximately $1.0 billion in cash, including approximately $0.8 billion related to purchase consideration and approximately $0.2 billion related to debt repayment and other transaction costs. The transaction is expected to close within the second or third quarter of 2026, subject to customary closing conditions, including approval by SkyWater’s shareholders and regulatory approval.

Future Funding Requirements

We expect our principal sources of liquidity will continue to be our cash, cash equivalents and short-term and long-term investments and any additional capital we may obtain through additional equity or debt financings. Our future capital requirements will depend on many factors, including investments in growth and technology. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, services, and technologies, which may require us to seek additional equity or debt financing.

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

Our material contractual commitments as of March 31, 2026, primarily relate to operating lease commitments and certain supplier purchase commitments. As of March 31, 2026, we have total operating lease obligations of $35.8 million, with $10.0 million payable within 12 months, and a remaining short-term supplier purchase commitment related to quantum chip development of approximately $40.9 million. Other than these commitments, cash requirements for the next 12 months are expected to consist primarily of operating expenses and continued investment in our quantum products, as well as the acquisition of SkyWater. The SkyWater Acquisition is expected to require approximately $1.0 billion in cash, including approximately $0.8 billion related to purchase consideration and approximately $0.2 billion related to debt repayment and other transaction costs.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(151,024)	$(33,025)
Net cash provided by (used in) investing activities	(391,853)	(230,176)
Net cash provided by (used in) financing activities	6,899	368,734

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

Net cash used in operating activities during the three months ended March 31, 2026, was $151.0 million, resulting primarily from net income of $804.6 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our warrants, stock-based compensation, depreciation and amortization, deferred income taxes, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased compensation costs and costs for materials and supplies to support the production of quantum computing systems and satellites, customer contracts, and other research and development activities.

Net cash used in operating activities during the three months ended March 31, 2025, was $33.0 million, resulting primarily from a net loss of $32.3 million, adjusted for non-cash activity, primarily related to stock-based compensation, the gain recorded as a result of mark-to-market activity for our public warrants, depreciation and amortization, and other working capital activities.

Cash flows from investing activities

Net cash used in investing activities during the three months ended March 31, 2026, was $391.9 million, primarily resulting from purchases of available-for-sale securities and strategic investments, cash paid for acquired businesses, net of cash acquired, and additions of property and equipment, offset by cash received from maturities of available-for-sale securities.

Net cash used in investing activities during the three months ended March 31, 2025, was $230.2 million, primarily resulting from purchases of available-for-sale securities and additions of property and equipment primarily related to the development of our quantum computing systems and other supporting equipment, offset by cash received from maturities of available-for-sale securities.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2026, was $6.9 million, primarily resulting from proceeds from stock options exercised and warrants exercised.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates and concentration of credit. For a discussion of quantitative and qualitative disclosures about market risk, see Item 7A of Part II of our Annual Report on Form 10-K. No material changes related to our market risks have occurred since December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider those risk factors, which could materially and adversely affect our business, financial condition and results of operations. Those risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On March 19, 2026, John W. Raymond, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 18,253 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is February 26, 2028. Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1.

Item 6. Exhibits.

(a) Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of January 25, 2026, by and among IonQ, Inc., Iris Merger Subsidiary 1 Inc., Iris Merger Subsidiary 2 LLC and SkyWater Technology, Inc.		X	8-K	2.1	January 26, 2026

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	8-K	3.1	April 22, 2025

4.1	Registration Rights Agreement, dated as of January 26, 2026, by and between IonQ, Inc. and the Holder Representative named therein.		X	8-K	10.1	January 30, 2026

4.2	Registration Rights Agreement, dated as of January 30, 2026, by and between IonQ, Inc. and Marlu Oswald.		X	8-K	10.2	January 30, 2026

4.3	Registration Rights Agreement, dated as of March 10, 2026, by and between IonQ, Inc. and The Chancellor, Masters, and Scholars of the University of Cambridge.		X	8-K	4.1	March 11, 2026

10.1^	Voting Agreement, dated as of January 25, 2026, by and between by and among IonQ, Inc., Iris Merger Subsidiary 1 Inc., Iris Merger Subsidiary 2 LLC, SkyWater Technology, Inc. and certain stockholders of SkyWater Technology, Inc.		X	8-K	10.1	January 26, 2026

10.2+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2021 Equity Incentive Plan.		X	10-K	10.8	February 25, 2026

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

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

Important Information and Where to Find It

In connection with the SkyWater Acquisition, IonQ filed with the SEC a Registration Statement on Form S-4 (the “Registration Statement”), effective as of March 31, 2026, which includes a prospectus with respect to the shares of IonQ common stock, par value $0.0001 per share, to be issued in the SkyWater Acquisition and a proxy statement (the “Proxy Statement/Prospectus”) for SkyWater’s stockholders. SkyWater has filed with the SEC the proxy statement (the “Proxy Statement”) and mailed the Proxy Statement to SkyWater’s stockholders. Each of IonQ and SkyWater may also file with or furnish to the SEC other relevant documents regarding the SkyWater Acquisition. This communication is not a substitute for the Registration Statement, the Proxy Statement/Prospectus or any other document that IonQ or SkyWater may file with the SEC or mail to SkyWater’s stockholders in connection with the SkyWater Acquisition. INVESTORS AND SECURITY HOLDERS OF IONQ AND SKYWATER ARE URGED TO READ THE REGISTRATION STATEMENT, THE PROXY STATEMENT/PROSPECTUS INCLUDED WITHIN THE REGISTRATION STATEMENT, THE PROXY STATEMENT AS WELL AS ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE SKYWATER ACQUISITION OR INCORPORATED BY REFERENCE INTO THE REGISTRATION STATEMENT, THE PROXY STATEMENT/PROSPECTUS AND THE PROXY STATEMENT (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO), BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION REGARDING IONQ, SKYWATER, THE SKYWATER ACQUISITION AND RELATED MATTERS. The documents filed by IonQ with the SEC also may be obtained free of charge at IonQ’s website at investors.ionq.com. The documents filed by SkyWater with the SEC also may be obtained free of charge at SkyWater’s website at ir.skywatertechnology.com.

Participants in the Solicitation

IonQ, SkyWater and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the stockholders of SkyWater in connection with the SkyWater Acquisition under the rules of the SEC. Information about the interests of the directors and executive officers of IonQ and SkyWater and other persons who may be deemed to be participants in the solicitation of stockholders of SkyWater in connection with the SkyWater Acquisition and a description of their direct and indirect interests, by security holdings or otherwise, were included in the Proxy Statement/Prospectus, which was filed with the SEC on March 31, 2026. Information about SkyWater’s directors and executive officers is set forth in the Proxy Statement/Prospectus, SkyWater’s Annual Report on Form 10-K for the year ended December 28, 2025 and any subsequent filings with the SEC. Information about certain of IonQ’s directors and executive officers is set forth in IonQ’s proxy statement for its 2026 Annual Meeting of Stockholders on Schedule 14A filed with the SEC on April 30, 2026 and any subsequent filings with the SEC. Additional information regarding the direct and indirect interests of those persons and other persons who may be deemed participants in the SkyWater Acquisition may be obtained by reading the Proxy Statement/Prospectus regarding the SkyWater Acquisition when it becomes available. Free copies of these documents may be obtained as described above.

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

IonQ, Inc.

Date: May 7, 2026	/s/ Niccolo M. de Masi
	Name:	Niccolo M. de Masi
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	/s/ Inder M. Singh
	Name:	Inder M. Singh
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)