Form 10-Q
period 2026-06-30
IonQ, Inc.
filed 2026-08-10
CIK 1824920

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 29, 2026, there were 381,002,314 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,235,729	$1,030,865
Short-term investments	883,240	1,361,291
Accounts receivable, net	105,909	66,532
Prepaid expenses and other current assets	184,911	127,751
Total current assets	2,409,789	2,586,439
Long-term investments	840,365	944,643
Property and equipment, net	144,245	120,145
Operating lease right-of-use assets	46,667	22,724
Intangible assets, net	778,874	767,432
Goodwill	2,185,971	1,963,584
Other noncurrent assets	372,680	165,391
Total Assets	$6,778,591	$6,570,358
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$44,575	$26,138
Accrued expenses and other current liabilities	97,005	89,721
Current portion of operating lease liabilities	11,656	8,850
Unearned revenue	72,827	42,116
Total current liabilities	226,063	166,825
Operating lease liabilities, net of current portion	42,842	21,171
Unearned revenue, net of current portion	14,180	1,921
Warrant liabilities	3,052,398	2,471,577
Other noncurrent liabilities	103,529	95,172
Total liabilities	$3,439,012	$2,756,666
Commitments and contingencies (see Note 12)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 381,044,481 and 362,592,722 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	$38	$36
Additional paid-in capital	5,637,913	5,006,250
Accumulated deficit	(2,256,480)	(1,194,098)
Accumulated other comprehensive income (loss)	(54,263)	(12,671)
Total IonQ, Inc. stockholders’ equity	$3,327,208	$3,799,517
Noncontrolling interests	12,371	14,175
Total stockholders’ equity	$3,339,579	$3,813,692
Total Liabilities and Stockholders’ Equity	$6,778,591	$6,570,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$80,050	$20,694	$144,718	$28,260
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	60,110	8,327	109,364	12,642
Research and development	160,627	103,359	286,367	143,312
Sales and marketing	32,895	10,877	62,331	19,487
General and administrative	117,574	48,107	206,190	71,913
Depreciation and amortization	46,087	10,616	89,216	17,177
Total operating costs and expenses	417,293	181,286	753,468	264,531
Loss from operations	(337,243)	(160,592)	(608,750)	(236,271)
Gain (loss) on change in fair value of warrant liabilities	(1,649,115)	(39,577)	(591,487)	(1,083)
Interest income, net	31,979	7,138	60,213	12,032
Other income (expense), net	79,712	232	63,585	283
Income (loss) before income tax expense	(1,874,667)	(192,799)	(1,076,439)	(225,039)
Income tax benefit (expense)	6,067	15,269	12,449	15,257
Net income (loss)	$(1,868,600)	$(177,530)	$(1,063,990)	$(209,782)
Net income (loss) attributable to noncontrolling interests	(858)	(692)	(1,608)	(692)
Net income (loss) attributable to IonQ, Inc.	$(1,867,742)	$(176,838)	$(1,062,382)	$(209,090)
Net income (loss) per share attributable to IonQ, Inc. Common stockholders—basic and diluted	$(5.08)	$(0.70)	$(2.92)	$(0.87)
Weighted average shares used in computing net income (loss) per share attributable to IonQ, Inc. common stockholders—basic and diluted	367,660,636	250,967,455	363,265,843	239,924,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(1,868,600)	$(177,530)	$(1,063,990)	$(209,782)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gain (loss) on available-for-sale securities, net	(7,080)	(80)	(13,760)	(247)
Net actuarial gain (loss) on pension benefit plans	(17)	—	(1,047)	—
Currency translation adjustments	7,391	4,750	(26,981)	4,749
Total other comprehensive income (loss)	294	4,670	(41,788)	4,502
Total comprehensive income (loss)	$(1,868,306)	$(172,860)	$(1,105,778)	$(205,280)
Comprehensive income (loss) attributable to noncontrolling interests	(1,362)	(105)	(1,804)	(105)
Comprehensive income (loss) attributable to IonQ, Inc.	$(1,866,944)	$(172,755)	$(1,103,974)	$(205,175)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, March 31, 2026	373,171,320	$37	$5,419,731	$(388,738)	$(55,061)	$13,733	$4,989,702
Net income (loss)	—	—	—	(1,867,742)	—	(858)	(1,868,600)
Other comprehensive income (loss)	—	—	—	—	798	(504)	294
Issuance of common stock in connection with acquisitions, net	1,832,521	—	73,972	—	—	—	73,972
Issuance of common stock from equity incentive plans	5,970,554	1	8,372	—	—	—	8,373
Stock-based compensation	—	—	131,503	—	—	—	131,503
Warrants exercised	70,086	—	4,335	—	—	—	4,335
Balance, June 30, 2026	381,044,481	$38	$5,637,913	$(2,256,480)	$(54,263)	$12,371	$3,339,579

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, March 31, 2025	243,068,917	$24	$1,481,007	$(715,972)	$(11)	$—	$765,048
Net income (loss)	—	—	—	(176,838)	—	(692)	(177,530)
Other comprehensive income (loss)	—	—	—	—	4,083	587	4,670
Issuance of common stock in connection with acquisitions	17,509,601	2	461,829	—	—	16,918	478,749
Issuance of common stock from equity incentive plans	8,896,073	1	6,342	—	—	—	6,343
Vesting of restricted common stock	48,145	—	98	—	—	—	98
Stock-based compensation	—	—	97,403	—	—	—	97,403
Warrants exercised	77,396	—	3,665	—	—	—	3,665
Balance, June 30, 2025	269,600,132	$27	$2,050,344	$(892,810)	$4,072	$16,813	$1,178,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2025	362,592,722	$36	$5,006,250	$(1,194,098)	$(12,671)	$14,175	$3,813,692
Net income (loss)	—	—	—	(1,062,382)	—	(1,608)	(1,063,990)
Other comprehensive income (loss)	—	—	—	—	(41,592)	(196)	(41,788)
Issuance of common stock in connection with acquisitions, net	5,817,861	1	238,617	—	—	—	238,618
Issuance of common stock from equity incentive plans	9,809,943	1	39,393	—	—	—	39,394
Issuance of common stock in exchange for intangible assets and research and development arrangements	2,562,642	—	87,806	—	—	—	87,806
Stock-based compensation	—	—	252,175	—	—	—	252,175
Warrants exercised	261,313	—	13,672	—	—	—	13,672
Balance, June 30, 2026	381,044,481	$38	$5,637,913	$(2,256,480)	$(54,263)	$12,371	$3,339,579

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2024	221,919,191	$22	$1,067,403	$(683,720)	$157	$—	$383,862
Net income (loss)	—	—	—	(209,090)	—	(692)	(209,782)
Other comprehensive income (loss)	—	—	—	—	3,915	587	4,502
Issuance of common stock in connection with acquisitions	17,509,601	2	461,829	—	—	16,918	478,749
Issuance of common stock in connection with at-the-market offering, net of issuance costs	16,038,460	2	358,253	—	—	—	358,255
Issuance of common stock from equity incentive plans	13,550,356	1	14,523	—	—	—	14,524
Vesting of restricted common stock	96,290	—	196	—	—	—	196
Stock-based compensation	—	—	128,820	—	—	—	128,820
Warrants exercised	486,234	—	19,320	—	—	—	19,320
Balance, June 30, 2025	269,600,132	$27	$2,050,344	$(892,810)	$4,072	$16,813	$1,178,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,063,990)	$(209,782)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	89,216	17,177
Stock-based compensation	270,362	132,421
(Gain) loss on change in fair value of warrant liabilities	591,487	1,083
Deferred income taxes	(12,879)	(15,300)
(Gain) loss on change in fair value of strategic investments	(63,991)	—
Other, net	1,098	(2,038)
Changes in operating assets and liabilities:
Accounts receivable	(28,525)	(3,595)
Prepaid expenses and other current assets	(66,685)	(25,142)
Accounts payable	14,641	1,094
Accrued expenses and other current liabilities	(13,894)	20,741
Unearned revenue	31,895	(4)
Other assets and liabilities	(3,516)	(2,254)
Net cash provided by (used in) operating activities	$(254,781)	$(85,599)
Cash flows from investing activities:
Purchases of property and equipment	(18,583)	(3,501)
Purchases of available-for-sale securities	(588,328)	(435,130)
Maturities of available-for-sale securities	845,900	211,180
Sales of available-for-sale securities	317,972	—
Purchases of strategic investments	(80,500)	—
Businesses acquired, net of cash paid and acquired	(31,789)	28,667
Other investing, net	(2,552)	(2,193)
Net cash provided by (used in) investing activities	$442,120	$(200,977)
Cash flows from financing activities:
Proceeds from common stock and warrant issuance, net of issuance costs	—	358,254
Proceeds from stock options exercised	11,535	7,564
Proceeds from public warrants exercised	3,005	5,592
Tax withholding receipts (payments) related to equity awards, net	7,836	1,447
Other financing, net	(3,459)	—
Net cash provided by (used in) financing activities	$18,917	$372,857
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(714)	391
Net change in cash, cash equivalents and restricted cash	205,542	86,672
Cash, cash equivalents and restricted cash at the beginning of the period	1,037,748	56,840
Cash, cash equivalents and restricted cash at the end of the period	$1,243,290	$143,512
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$3,414	$465
Operating lease right-of-use assets subject to lease liability	19,122	—
Noncash reclassification of warrant liabilities to equity upon exercise	10,666	13,728
Bonus settled in restricted stock units	27,982	6,969
Conversion of investment in convertible debt securities to investment in equity securities	37,110	—
Equity issued for acquisitions	238,617	461,831
Equity issued for intangible assets	14,760	—
Equity issued for research and development arrangement	73,046	—

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three or six months ended June 30, 2026, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2026, or thereafter. All references to June 30, 2026 and 2025, in the notes to the condensed consolidated financial statements are unaudited.

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

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. Assets that are measured using unobservable inputs, including certain investments in privately-held companies, use the market or income approach and may involve pricing models whose inputs require significant judgment or estimation. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. Liabilities that are measured using unobservable inputs, including warrant liabilities and contingent consideration, use various pricing models, including the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and the Monte Carlo simulation model, and may involve inputs which require significant judgment or estimation, including expected volatility.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash and checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and certain other obligations is primarily included in other noncurrent assets in the condensed consolidated balance sheets. The Company issues financial assurances, including letters of credit, in the ordinary course of business, including for lease arrangements and regulatory requirements. As of June 30, 2026 and December 31, 2025, financial assurances totaling $5.2 million and $5.2 million were outstanding, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$1,235,729	$1,030,865
Restricted cash	7,561	6,883
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$1,243,290	$1,037,748

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

	June 30,	December 31,
	2026	2025
Billed accounts receivable	$37,306	$33,763
Unbilled accounts receivable	68,603	32,769
Total accounts receivable	$105,909	$66,532

On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the receivable.

Allowance for credit losses was not material as of either June 30, 2026 or December 31, 2025.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, with cost computed using the weighted-average cost basis, and are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Inventories are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company’s current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three and six months ended June 30, 2026, excess and obsolescence charges were not material.

Materials and Supplies, Net

Materials and supplies, including spare parts, are carried at weighted-average cost and recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems and satellites are capitalized to property and equipment when installed. Materials and supplies used to support customer contracts, for maintenance, or for research and development efforts are expensed when consumed. The Company capitalized $10.4 million and $2.1 million of materials and supplies to property and equipment for the three months ended June 30, 2026 and 2025, respectively, and $20.7 million and $4.2 million of materials and supplies to property and equipment for the six months ended June 30, 2026 and 2025, respectively.

Materials and supplies are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company’s current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three and six months ended June 30, 2026 and 2025, excess and obsolescence charges were not material.

Investments

Management determines the appropriate classification of investments at the time of purchase based upon management’s intent with regard to such investments. The Company invests in debt securities and classifies these investments as available-for-sale at the time of purchase if they are available to support either current or future operations. This classification is re-evaluated at each balance sheet date. Available-for-sale investments not considered cash equivalents with remaining contractual maturities of one year or less from the balance sheet date are classified as short-term investments, and those with remaining contractual maturities greater than one year from the balance sheet date are classified as long-term investments. Available-for-sale investments are recorded at their estimated fair value, and any unrealized gains and losses are recorded in the condensed consolidated balance sheets in accumulated other comprehensive income (loss). Realized gains and losses on sales and maturities of available-for-sale investments are determined based on the specific identification method and are recognized in the condensed consolidated statements of operations in other income (expense), net. Accrued interest receivable on available-for-sale investments is recorded in the condensed consolidated balance sheets in prepaid expenses and other current assets.

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

The Company performs periodic evaluations to determine whether any declines in the fair value of investments below amortized cost are credit losses or impairments. The evaluation consists of qualitative and quantitative factors regarding the severity of the unrealized loss, as well as the Company’s ability and intent to hold the investments until a forecasted recovery occurs. Declines in fair value are considered to be credit losses if they are related to deterioration in credit risk or are considered impairments if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Credit losses and impairments are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Credit losses and impairments were not material for the three or six months ended June 30, 2026 and 2025.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and current operating lease liabilities and operating lease liabilities, net of current portion on the Company’s condensed consolidated balance sheets. As of June 30, 2026, finance lease arrangements are not material. The Company recognizes lease expense for its operating leases on a straight-line basis over the term of the lease.

The Company records a ROU asset and lease liability in connection with its operating leases. The Company’s lease portfolio is comprised primarily of real estate leases, which are accounted for as operating leases. The Company elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments, including the impact of any lease incentives, as applicable, over the lease term. ROU assets include lease payments made at or before the lease commencement date, net of lease incentives. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Amendments accounted for as separate contracts are accounted for as new leases. For amendments that are not accounted for as separate contracts, lease liabilities are remeasured as of the effective date of the modification using an incremental borrowing rate based on the information available at the effective date of the modification. For modified leases, the Company also reassesses the lease classification as of the effective date of the modification.

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

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during any of the three or six months ended June 30, 2026 and 2025.

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

Goodwill

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. The Company tests goodwill for impairment on an annual basis, which it has determined to be the first day of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company tests goodwill qualitatively, or quantitatively, by comparing the fair value of the reporting unit with the unit’s carrying amount. No impairment loss was recognized for any of the three or six months ended June 30, 2026 and 2025.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment losses were not material for any of the three or six months ended June 30, 2026 and 2025.

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

The transaction price represents the amount of consideration the Company expects to be entitled to in exchange for transferring the promised goods or services to the customer, including estimates of variable consideration. The Company estimates variable consideration using either the expected value or most likely amount method, depending on the nature of the arrangement, and includes such amounts in the transaction price only to the extent it is probable that a significant revenue reversal will not occur. The Company applies judgment and takes into account historical experience, contractual terms, and expected customer behavior to best predict the amount of consideration to which it expects to be entitled under these contracts. As of June 30, 2026, variable consideration was not material.

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

For the three and six months ended June 30, 2026 and 2025, the majority of revenue was recognized based on transfer of service over time. In arrangements with cloud service providers, the cloud service provider is considered the customer and the Company does not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

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

In November 2025, the Company entered into a strategic collaboration agreement and master research agreement with the University of Chicago, pursuant to which the Company receives a license to certain intellectual property under a research and development service arrangement, as well as naming rights to a University of Chicago building. In exchange for the licensed intellectual property and naming rights, the University of Chicago received 2,108,993 shares of Company common stock, which were issued in November 2025. The master research agreement is considered a research and development service arrangement and is recorded as a prepayment initially valued at $68.7 million based on the proportionate fair value of the common stock issued. The prepayment is recorded within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets and is amortized over the term of the arrangement as services are received. Amortization of the prepayment is recognized in research and development in the condensed consolidated statements of operations. The naming rights were recorded as intangible assets of $48.1 million based on the proportionate fair value of the common stock issued. The intangible assets are amortized based on the terms of the underlying agreements. During the three and six months ended June 30, 2026, the Company amortized $1.7 million and $3.4 million, respectively, of research and development expense related to the research and development service arrangement and recognized no amortization expenses related to the naming rights. In November 2025, the Company also entered into a commercial agreement for the sale of certain quantum computing hardware and services. During the three and six months ended June 30, 2026, the Company recognized $4.3 million and $13.5 million of revenue from the commercial contract, respectively.

In March 2026, the Company entered into a strategic collaboration agreement and master research agreement with the University of Cambridge, pursuant to which the Company receives a license to certain intellectual property under a research and development service arrangement, as well as naming rights to a University of Cambridge facility. In exchange for the licensed intellectual property and naming rights, the University of Cambridge received 2,562,642 shares of Company common stock, which were issued in March 2026. The master research agreement is considered a research and development service arrangement and is recorded as a prepayment initially valued at $73.1 million based on the proportionate fair value of the common stock issued. The prepayment is recorded within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets and is amortized over the term of the arrangement as services are received. Amortization of the prepayment is recognized in research and development in the condensed consolidated statements of operations. The naming rights were recorded as intangible assets of $14.8 million based on the proportionate fair value of the common stock issued. The intangible assets are amortized based on the terms of the underlying agreements. During the three and six months ended June 30, 2026, the Company amortized $1.8 million and $2.3 million, respectively, of research and development expense related to the research and development service arrangement and recognized no amortization expenses related to the naming rights. In March 2026, the Company also entered into a commercial agreement for the sale of certain quantum computing hardware and services. During the three and six months ended June 30, 2026, revenue from the commercial contract was not material.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three and six months ended June 30, 2026, the Company had two significant customers that accounted for 33% of total revenue and two significant customers that accounted for 27% of total revenue, respectively. For the three and six months ended June 30, 2025, the Company had two significant customers that accounted for 65% of total revenue and three significant customers that accounted for 73% of total revenue, respectively.

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

The Company incurred approximately $10.5 million and $22.2 million in transaction costs for the three and six months ended June 30, 2026, respectively, which were primarily related to fees associated with financial and legal advisors, related to closed and pending acquisitions. Transactions costs were recorded in general and administrative expenses in the condensed consolidated statements of operations.

The Company has included the revenue and expenses of each acquisition in its condensed consolidated statements of operations from the date of acquisition.

Nexus Photonics, Inc.

On June 30, 2026, the Company acquired Nexus Photonics, Inc. (“Nexus”) for approximately $76.0 million of total consideration (the “Nexus Acquisition”). The Nexus Acquisition was accounted for as a business combination. The acquisition supports scaling Company’s quantum computing, networking, and sensing capabilities through photonics integration capability.

The following table summarizes the components of the purchase consideration to acquire Nexus (in thousands):

Fair value of common stock issued(1)	$65,493
Fair value of equity awards(2)	10,552
Total purchase consideration	$76,045

(1)
Reflects 1,229,698 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 285,000 shares held in escrow and 41,177 shares withheld to cover employee tax obligations. The escrowed shares are expected to be released within 24 months after the close of the Nexus Acquisition, subject to reductions for working capital adjustments and indemnity claims.
(2)
Reflects the issuance of certain equity awards, including restricted stock. Refer to Note 16 for further details on the Company’s share-based compensation awards, including awards issued in connection with acquisitions.

The following table summarizes the preliminary fair values of Nexus’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$1,492
Accounts receivable	2,051
Prepaid expenses and other current assets	3,411
Property and equipment	1,002
Operating lease right-of-use assets	334
Other noncurrent assets	12
Intangible assets	25,900
Goodwill	52,432
Accounts payable	(90)
Accrued expenses and other current liabilities	(4,979)
Operating lease liabilities	(334)
Unearned revenue	(262)
Deferred tax liabilities	(4,924)
Total fair value of net assets acquired	$76,045

The goodwill of $52.4 million is primarily attributable to Nexus’s specialized assembled workforce and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of $18.5 million in developed technology and $7.4 million in customer relationships, each with an estimated useful life of 4 years. Fair values of intangible assets were determined using a benchmarking approach based on comparable transactions within the Company's industry peer group.

Nexus’s revenue since the acquisition date to June 30, 2026, included in the Company’s condensed consolidated statements of operations, was not material.

Skyloom Global Corp.

On January 26, 2026, the Company acquired Skyloom Global Corp. (“Skyloom”) for approximately $188.5 million of total consideration (the “Skyloom Acquisition”). The Skyloom Acquisition was accounted for as a business combination. The acquisition supports the Company’s quantum platform roadmap by adding free-space optical communications, photonic systems engineering, and secure data transmission capabilities to the Company’s existing quantum products.

The following table summarizes the components of the purchase consideration to acquire Skyloom (in thousands):

Cash	$36,020
Fair value of common stock issued(1)	119,774
Contingent consideration	32,680
Total purchase consideration	$188,474

(1)
Reflects 2,761,679 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date. These shares are inclusive of 325,235 shares held in escrow and 75,504 shares withheld to cover employee tax obligations. The escrowed shares are expected to be released within 18 months after the close of the Skyloom Acquisition, subject to reductions for working capital adjustments and indemnity claims.

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

The following table summarizes the preliminary fair values of Skyloom’s assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$1,034	$—	$1,034
Accounts receivable	5,339	—	5,339
Prepaid expenses and other current assets	6,135	—	6,135
Property and equipment	3,509	—	3,509
Operating lease right-of-use assets	1,083	—	1,083
Intangible assets	34,600	—	34,600
Goodwill	166,328	(1,539)	164,789
Other noncurrent assets	767	—	767
Accounts payable	(2,332)	—	(2,332)
Accrued expenses and other current liabilities	(15,483)	—	(15,483)
Operating lease liabilities	(1,083)	—	(1,083)
Unearned revenue	(9,407)	—	(9,407)
Deferred tax liabilities	(459)	—	(459)
Other noncurrent liabilities	(18)	—	(18)
Total fair value of net assets acquired	$190,013	$(1,539)	$188,474

The goodwill of $164.8 million is primarily attributable to growth opportunities from the expansion of the Company’s quantum platform offerings, Skyloom’s specialized assembled workforce, and expected future synergies from combining operations. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of $30.5 million in developed technology with an estimated useful life of six years, $3.4 million in trade names with an estimated useful life of five years, and $0.7 million in customer relationships with an estimated useful life of three years. Fair values of intangible assets were determined using income approaches, including the relief from royalty methods.

Skyloom’s revenue since the acquisition date to June 30, 2026, included in the Company’s condensed consolidated statements of operations, was not material.

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

The following table summarizes the preliminary fair values of Seed’s assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$1,080	$—	$1,080
Accounts receivable	3,481	543	4,024
Prepaid expenses and other current assets	22	—	22
Operating lease right-of-use assets	1,327	—	1,327
Intangible assets	2,000	—	2,000
Goodwill	25,889	(543)	25,346
Accounts payable	(765)	—	(765)
Accrued expenses and other current liabilities	(1,632)	—	(1,632)
Operating lease liabilities	(1,326)	—	(1,326)
Total fair value of net assets acquired	$30,076	$—	$30,076

The goodwill of $25.3 million is primarily attributable to the expansion of the Company’s quantum platform offerings, Seed’s specialized assembled workforce and expected future synergies from combining operations. The Company expects the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of customer relationships with an estimated useful life of five years. Fair values of intangible assets were determined using income approaches, including the multi-period excess earnings.

Seed’s revenue since the acquisition date to June 30, 2026, included in the Company’s condensed consolidated statements of operations was $14.0 million.

Pro Forma Results of Operations

The following table summarizes the unaudited pro forma consolidated revenue of the Company as if each of the 2026 acquisitions described above had been completed on January 1, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$81,851	$39,360	$154,022	$69,391

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations. Unaudited pro forma consolidated net loss is not presented as the impacts are not significant to our condensed consolidated financial statements.

2025 Acquisitions

During 2025, the Company completed six acquisitions, including the acquisitions of 100% of the outstanding shares of Vector Atomic, Inc. on October 2, 2025, 100% of the outstanding shares of Oxford Ionics Limited on September 16, 2025, 100% of the outstanding shares of Capella Space Corp. on July 11, 2025, 100% of the outstanding shares of Lightsynq Technologies Inc. on May 30, 2025, approximately 86% of the outstanding shares of id Quantique SA on April 30, 2025, and 100% of the outstanding shares of a market intelligence business on June 9, 2025. The total purchase price of these acquisitions was $2,660.6 million, including $2,538.0 million of stock consideration, $58.4 million of cash consideration, $59.8 million of equity awards, and $4.4 million of contingent consideration. Each of these acquisitions was accounted as a business combination.

The stock consideration includes 2,386,869 shares held in escrow and 69,879 shares withheld to cover employee tax obligations. The escrowed shares are expected to be released within 12 to 18 months of the respective acquisition, subject to adjustments for indemnity claims and working capital adjustments.

The following table summarizes the purchase price allocation for the 2025 acquisitions based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

	Purchase Price Allocation as of December 31, 2025	Measurement Period Adjustments	Purchase Price Allocation as of June 30, 2026
Cash and cash equivalents	$56,145	$—	$56,145
Accounts receivable	19,039	—	19,039
Prepaid expenses and other current assets	49,646	124	49,770
Property and equipment	65,361	—	65,361
Operating lease right-of-use assets	16,912	—	16,912
Intangible assets	740,432	—	740,432
Goodwill	1,965,546	1,271	1,966,817
Other noncurrent assets	4,859	(137)	4,722
Accounts payable	(28,582)	—	(28,582)
Accrued expenses and other current liabilities	(35,335)	(64)	(35,399)
Operating lease liabilities	(16,828)	—	(16,828)
Unearned revenue	(23,373)	—	(23,373)
Deferred tax liabilities	(131,870)	340	(131,530)
Other noncurrent liabilities	(6,000)	—	(6,000)
Noncontrolling interest	(16,918)	—	(16,918)
Total fair value of net assets acquired	$2,659,034	$1,534	$2,660,568

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

The Company has estimated the preliminary fair values of assets acquired and liabilities assumed in each acquisition based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period. The purchase price allocations for

Vector Atomic, Inc., Oxford Ionics Limited, and Capella Space Corp. are preliminary as of June 30, 2026. The purchase price allocations for Lightsynq Technologies Inc., id Quantique SA, and the market intelligence business are complete.

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

4. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash, and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of June 30, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$1,243,290	$—	$—	$1,243,290	$538,195	$—	$—	$538,195
Certificates of deposit	531	—	—	531	—	—	—	—
Corporate notes and bonds	—	—	—	—	1,999	—	—	1,999
U.S. government and agency	1,732,561	31	(9,518)	1,723,074	2,801,589	2,334	(435)	2,803,488
Total cash, cash equivalents, restricted cash and investments	$2,976,382	$31	$(9,518)	$2,966,895	$3,341,783	$2,334	$(435)	$3,343,682

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
U.S. government and agency	$1,499,232	$(9,464)	$41,963	$(54)	$1,541,195	$(9,518)
Total	$1,499,232	$(9,464)	$41,963	$(54)	$1,541,195	$(9,518)

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Loses
U.S. government and agency	$914,652	$(435)	$—	$—	$914,652	$(435)
Total	$914,652	$(435)	$—	$—	$914,652	$(435)

The Company did not have any allowance for credit losses as of either June 30, 2026 or December 31, 2025. The Company neither intends to, nor believes that it is more likely than not that it will be required to, sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash, and investments in available-for-sale securities as of June 30, 2026, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$1,236,253	$7,037	$1,243,290
Certificates of deposit	531	—	531
U.S. government and agency	882,709	840,365	1,723,074
Total	$2,119,493	$847,402	$2,966,895

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$1,243,290	$—	$—	$1,243,290
U.S. government and agency	—	—	—	—
Total cash, cash equivalents and restricted cash	$1,243,290	$—	$—	$1,243,290
Short-term investments:
Certificates of deposit	—	531	—	531
U.S. government and agency	—	882,709	—	882,709
Total short-term investments	$—	$883,240	$—	$883,240
Long-term investments:
U.S. government and agency	—	840,365	—	840,365
Total long-term investments	$—	$840,365	$—	$840,365
Other noncurrent assets:
Strategic investments	137,268	—	71,346	208,614
Total other noncurrent assets	$137,268	$—	$71,346	$208,614
Total assets	$1,380,558	$1,723,605	$71,346	$3,175,509
Liabilities
Accrued expenses and other current liabilities:
Contingent consideration	—	—	3,035	3,035
Strategic investments	—	—	487	487
Total accrued expenses and other current liabilities	$—	$—	$3,522	$3,522
Other noncurrent liabilities:
Contingent consideration	—	—	17,403	17,403
Total other noncurrent liabilities	$—	$—	$17,403	$17,403
Warrant liabilities	$44,071	$—	$3,008,327	$3,052,398
Total liabilities	$44,071	$—	$3,029,252	$3,073,323

	Fair Value Measured as of
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$538,195	$—	$—	$538,195
U.S. government and agency	—	499,553	—	499,553
Total cash, cash equivalents and restricted cash	$538,195	$499,553	$—	$1,037,748
Short-term investments:
Corporate notes and bonds	—	1,999	—	1,999
U.S. government and agency	—	1,359,292	—	1,359,292
Total short-term investments	$—	$1,361,291	$—	$1,361,291
Long-term investments:
U.S. government and agency	—	944,643	—	944,643
Total long-term investments	$—	$944,643	$—	$944,643
Other noncurrent assets:
Strategic investments	—	—	61,010	$61,010
Total other noncurrent assets	$—	$—	$61,010	$61,010
Total assets	$538,195	$2,805,487	$61,010	$3,404,692
Liabilities
Warrant liabilities	$44,168	$—	$2,427,409	$2,471,577
Total liabilities	$44,168	$—	$2,427,409	$2,471,577

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company’s financial guarantees and certain other obligations.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value for the six months ended June 30, 2026 (in thousands):

	Strategic Investments(1)	Contingent Consideration(2)	Warrant Liabilities(3)
Fair value as of December 31, 2025	$61,010	$—	$(2,427,409)
Purchases	30,500	—	—
Issuances	—	(24,502)	—
Transfer out of Level 3(4)	(22,846)	—	—
Changes in fair value included in net income (loss)	2,195	4,064	(580,918)
Changes in fair value included in other comprehensive income (loss)	—	—	—
Fair value as of June 30, 2026	$70,859	$(20,438)	$(3,008,327)

(1)
The change in fair value of strategic investments is recorded in other income (expense), net in the condensed consolidated statements of operations.
(2)
The change in fair value of contingent consideration is recorded in general and administrative expenses in the condensed consolidated statements of operations.
(3)
The change in fair value of warrant liabilities is recorded in gain (loss) on change in fair value of warrant liabilities in the condensed consolidated statements of operations.
(4)
During the three months ended June 30, 2026, the Company transferred one of its strategic investments from Level 3 to Level 1 due to the conversion of the convertible debt securities into publicly-traded equity securities.

Warrant Liabilities

The Company’s warrant liabilities are comprised of the public warrants and the Series A and Series B private warrants. As of June 30, 2026, there were 1,065,043 public warrants outstanding and there were 79,053,330 of Series A and Series B private warrants outstanding. No warrants have been redeemed by the Company as of June 30, 2026.

The fair value of the Series A and Series B private warrants was determined using Level 3 inputs. Management determined the fair value of the Series A and Series B private warrants using unobservable inputs in the Black-Scholes option-pricing model. Inherent in the valuation were assumptions related to the expected term, risk-free interest rate, dividend yield, and expected stock-price volatility, which was determined based on the Company’s historical and implied stock price volatility. The expected stock-price volatility was 100.0% and 95.0% as of June 30, 2026 and December 31, 2025, respectively.

Contingent Consideration

The fair value of the revenue milestone contingent consideration, which is liability-classified, was determined using Level 3 inputs. Management determined the fair value of the revenue milestone contingent consideration using unobservable inputs in the Monte Carlo simulation model, including forecasted revenue, expected payment timing, discount rate, and revenue volatility, which was determined based on the historical revenue volatility of comparable peer companies. The discount rate was 6.6% and 5.8% as of June 30, 2026 and the acquisition date, respectively, and the revenue volatility was 30.0% and 25.0% as of June 30, 2026 and the acquisition date, respectively.

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

Strategic Investments

The Company enters into strategic investment agreements (“Investment Agreements”) to purchase equity securities of publicly-traded companies and to purchase equity securities, convertible debt securities, and SAFE investments of privately-held companies (each, an “Investee”). Strategic investments are composed of the following (in thousands):

	June 30, 2026	December 31, 2025
Publicly-traded equity securities	$137,268	$—
Convertible debt securities	23,701	36,000
Privately-held equity securities	30,000	30,000
SAFE investments	47,159	25,000
Total strategic investments	$238,128	$91,000

The Company recognized net unrealized gains of $63.0 million and $50.2 million for the three and six months ended June 30, 2026, respectively, on publicly-traded equity securities. The Company has agreed to enter into a customary lock-up agreements with respect to its investments in publicly-traded equity securities, which are expected to lapse within 6 to 15 months. The fair values of publicly-traded equity securities are based on observable inputs and are classified as Level 1 in the hierarchy, and the fair values of convertible debt securities and SAFEs are based on unobservable inputs and are classified as Level 3 in the hierarchy.

In connection with the Investment Agreements, each Investee and the Company entered into a commercial contract for access to the Company’s products and services. The Company assessed the commercial contracts under the guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of the arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under the contract. Based on its assessment, the Company concluded the commercial contracts are within the scope of ASC 606 and the Company will apply the principles within ASC 606 to measure and recognize revenue. During the three and six months ended June 30, 2026, the Company recognized $3.4 million and $8.7 million of revenue from the commercial contracts, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Quantum computing systems	$53,164	$40,684
Satellites	76,238	61,698
Leasehold improvements	32,628	25,719
Machinery, equipment, furniture and fixtures	40,459	34,819
Computer equipment and acquired computer software	13,819	11,577
Gross property and equipment	216,308	174,497
Less: accumulated depreciation	(72,063)	(54,352)
Total property and equipment, net	$144,245	$120,145

Depreciation expense for the three months ended June 30, 2026 and 2025, was $13.4 million and $5.2 million, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025, was $24.7 million and $9.6 million, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets, net is composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Developed technology	$699,594	$657,690
Naming rights	62,844	48,084
Customer relationships	53,018	43,087
Internal-use software	33,469	28,340
Trademark	22,917	19,577
In-process research and development	18,800	18,800
Non-compete agreements	8,664	8,839
Patents	7,343	7,345
Website and other	377	377
Gross intangible assets	907,026	832,139
Less: accumulated amortization	(128,152)	(64,707)
Total intangible assets, net	$778,874	$767,432

Amortization expense for the three months ended June 30, 2026 and 2025, was $32.7 million and $5.4 million, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $64.5 million and $7.6 million, respectively.

8. GOODWILL

Changes in the carrying amount of goodwill as of June 30, 2026 and December 31, 2025, were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Beginning balance	$1,963,584	$9,904
Acquisitions	244,649	1,972,146
Measurement period adjustments	(811)	(5,827)
Foreign currency translation	(21,451)	(12,639)
Ending balance	$2,185,971	$1,963,584

9. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Materials and supplies	$62,524	$47,387
Advance payments to suppliers	18,604	14,251
Inventories, net	24,942	10,310
Prepaid expenses	30,217	12,192
Accrued interest receivable	17,576	18,494
Other current assets	31,048	25,117
Total prepaid expenses and other current assets	$184,911	$127,751

Other noncurrent assets are composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Strategic investments	$238,614	$91,000
Prepaid research and development arrangements, net of current portion	120,898	60,843
Other noncurrent assets	13,168	13,548
Total other noncurrent assets	$372,680	$165,391

Accrued expenses and other current liabilities are composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued salaries and other payroll liabilities	$48,044	$44,209
Acquisition purchase consideration liabilities	6,177	5,600
Accrued professional services and transactions costs	10,341	18,583
Accrued equipment and facilities liabilities	16,936	11,785
Accrued expenses—other	15,507	9,544
Total accrued expenses and other current liabilities	$97,005	$89,721

Other noncurrent liabilities are composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Deferred tax liabilities	$76,463	$85,676
Acquisition purchase consideration liabilities, net of current portion	18,245	1,684
Defined benefit pension obligation	7,478	6,301
Other noncurrent liabilities	1,343	1,511
Total other noncurrent liabilities	$103,529	$95,172

10. INVENTORIES, NET

Inventories, net is composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$15,843	$8,843
Work-in-process	4,283	402
Finished goods	4,816	1,065
Total inventories, net	$24,942	$10,310

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax, (in thousands):

	Three Months Ended June 30, 2026
	Unrealized Gain (Loss) on Available-for-Sale Securities, Net	Net Actuarial Gain (Loss) on Pension Benefit Plans	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2026	$(2,407)	$(2,065)	$(50,589)	$(55,061)
Other comprehensive income (loss) before reclassifications	10,098	(18)	7,896	17,976
Reclassifications from accumulated other comprehensive loss to net loss(1)	(17,178)	—	—	(17,178)
Balance at June 30, 2026	$(9,487)	$(2,083)	$(42,693)	$(54,263)

	Three Months Ended June 30, 2025
	Unrealized Gain (Loss) on Available-for-Sale Securities, Net	Net Actuarial Gain (Loss) on Pension Benefit Plans	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2025	$3	$—	$(14)	$(11)
Other comprehensive income (loss) before reclassifications	(80)	—	4,163	4,083
Reclassifications from accumulated other comprehensive loss to net loss(1)	—	—	—	—
Balance at June 30, 2025	$(77)	$—	$4,149	$4,072

	Six Months Ended June 30, 2026
	Unrealized Gain (Loss) on Available-for-Sale Securities, Net	Net Actuarial Gain (Loss) on Pension Benefit Plans	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$4,273	$(1,113)	$(15,831)	$(12,671)
Other comprehensive income (loss) before reclassifications	3,418	(970)	(26,862)	(24,414)
Reclassifications from accumulated other comprehensive loss to net loss(1)	(17,178)	—	—	(17,178)
Balance at June 30, 2026	$(9,487)	$(2,083)	$(42,693)	$(54,263)

	Six Months Ended June 30, 2025
	Unrealized Gain (Loss) on Available-for-Sale Securities, Net	Net Actuarial Gain (Loss) on Pension Benefit Plans	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$170	$—	$(13)	$157
Other comprehensive income (loss) before reclassifications	(247)	—	4,162	3,915
Reclassifications from accumulated other comprehensive loss to net loss(1)	—	—	—	—
Balance at June 30, 2025	$(77)	$—	$4,149	$4,072

(1)
Reclassifications from accumulated other comprehensive loss to net less related to unrealized gain (loss) on available-for-sale securities, net are recorded in other income (expense), net in the condensed consolidated statements of operations.

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

Indemnities

In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. While the Company’s future obligations under certain of these agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under such indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. The Company records a liability for its indemnification obligations when probable and estimable. Indemnity liabilities were not material as of June 30, 2026 and 2025.

Contingent Purchase Obligations

The Company has contingent obligations to purchase an aggregate of $104.7 million of QCaaS access upon the exercise of the respective rights by its customers.

13. WARRANTS

Prefunded and Private Warrants

In October 2025, the Company issued 5,005,400 Series B prefunded warrants and 43,010,800 Series B private warrants. Each Series B prefunded warrant and Series B private warrant entitles the holder to purchase one share of Company common stock at a price of $0.0001 per share and $155.00 per share, respectively. As of June 30, 2026, there were no Series B prefunded warrants outstanding and there were 43,010,800 Series B private warrants outstanding. The Series B private warrants are classified as liabilities and remeasured at reach reporting period.

In July 2025, the Company issued 3,855,557 Series A prefunded warrants and 36,042,530 Series A private warrants. Each Series A prefunded warrant and Series A private warrant entitles the holder to purchase one share of common stock at a price of $0.0001 per share and $99.88 per share, respectively. As of June 30, 2026, there were no Series A prefunded warrants outstanding and there were 36,042,530 Series A private warrants outstanding. The Series A private warrants are classified as liabilities and remeasured at each reporting period.

Public Warrants

In September 2021, the Company assumed 7,500,000 public warrants. As of June 30, 2026, there were 1,065,043 public warrants to purchase the Company’s common stock outstanding. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share. The public warrants are classified as liabilities and remeasured at each reporting period. No public warrants have been redeemed by the Company as of June 30, 2026.

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

15. REVENUE

Disaggregated Revenue

The Company’s revenue disaggregated by revenue source is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Quantum hardware	$46,467	$14,066	$82,176	$17,130
Platform, consulting and support services	33,583	6,628	62,542	11,130
Total revenue	$80,050	$20,694	$144,718	$28,260

The Company’s revenue disaggregated by customer location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$38,239	$15,990	$78,966	$21,279
Switzerland	8,836	2,037	21,442	3,775
Korea	17,774	556	18,060	744
Other international	15,201	2,111	26,250	2,462
Total revenue	$80,050	$20,694	$144,718	$28,260

Remaining Performance Obligations

As of June 30, 2026, approximately $485.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 50% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Unearned Revenue

Contract liabilities consist of unearned revenue and represent cash payments received or contracted billings recorded for which the performance obligations were not satisfied as of the end of the period. The change in unearned revenue for the six months ended June 30, 2026, primarily relates to such cash payments received or contracted billings recorded, as well as the addition of unearned revenue through acquisitions, partially offset by revenue recognized. The Company recognized revenue of $38.0 million and $8.5 million, for the six months ended June 30, 2026 and 2025, respectively, that related to the unearned revenue balances as of the beginning of each year.

16. STOCK-BASED COMPENSATION

Stock Options

The stock option activity is summarized in the following table:

Number of Option Shares
Outstanding as of December 31, 2025	3,664,392
Granted	—
Exercised	(1,813,133)
Cancelled/Forfeited	(14,844)
Outstanding as of June 30, 2026	1,836,415
Exercisable as of June 30, 2026	932,004
Exercisable and expected to vest as of June 30, 2026	1,836,415

Restricted Stock Units

The restricted stock unit (“RSU”) activity is summarized in the following table:

Number of RSUs
Outstanding as of December 31, 2025	14,456,951
Granted	9,340,886
Vested	(4,939,477)
Forfeited	(1,812,035)
Outstanding as of June 30, 2026	17,046,325
Expected to vest after June 30, 2026	17,046,325

During the six months ended June 30, 2026 and 2025, the Company released 873,774 and 206,316 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

The performance-based restricted stock unit (“PSU”) activity is summarized in the following table:

Number of PSUs
Outstanding as of December 31, 2025	5,174,871
Granted	524,564
Performance adjustments	1,472,935
Vested	(3,057,333)
Forfeited	(160,855)
Outstanding as of June 30, 2026	3,954,182
Expected to vest after June 30, 2026(1)	8,199,699

(1)
Represents the number of PSUs expected to vest, which may exceed the target number of shares, based on the Company’s probability assessment of expected performance during the performance period.

As of June 30, 2026, there were 1,049,150 PSU awards at target for which certain annual performance metrics have not been determined. Accordingly, no accounting grant date has been established under ASC 718 for these awards as of June 30, 2026, and no compensation cost for these awards is recognized in the three or six months ended June 30, 2026.

Restricted Stock

The restricted stock activity is summarized in the following table:

Number of Restricted Stock
Outstanding as of December 31, 2025	8,034,941
Granted(1)	1,494,308
Vested	(507,557)
Cancelled/Forfeited	(63,948)
Outstanding as of June 30, 2026	8,957,744
Expected to vest after June 30, 2026	8,957,744

(1)
In connection with certain acquisitions, the Company converted certain outstanding common stock of the acquirees into restricted stock of the Company, for which $27.3 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration.

Stock-Based Compensation Expense

Total stock-based compensation expense for RSUs, PSUs, restricted stock, and stock option awards which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$15,297	$1,815	$32,112	$2,878
Research and development	63,618	76,234	116,319	93,626
Sales and marketing	15,880	5,572	30,542	9,928
General and administrative	47,050	15,547	91,389	25,989
Stock-based compensation, net of amounts capitalized	141,845	99,168	270,362	132,421
Capitalized stock-based compensation—Property and equipment, net and Intangible assets, net	2,870	1,090	5,430	2,003
Total stock-based compensation	$144,715	$100,258	$275,792	$134,424

Unrecognized Stock-Based Compensation

A summary of the Company’s remaining unrecognized compensation expense and the weighted-average remaining amortization period as of June 30, 2026, related to its non-vested RSUs, PSUs, restricted stock, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$542.6	3.0
Performance-based restricted stock units	179.2	1.8
Restricted stock	389.6	4.2
Stock options	33.8	2.4

17. INCOME TAXES

For the three months ended June 30, 2026, the Company recognized an income tax benefit of $6.1 million, resulting in an effective tax rate of 0.3%, which differs from the 21% U.S. federal statutory rate primarily due to net losses incurred in certain foreign operations and a tax benefit related to a reduction of valuation allowance recognized in connection with the Nexus Acquisition. These benefits were partially offset by a derecognition of the U.S. valuation allowance attributable to certain indefinite-lived deferred tax attributes. For the three months ended June 30, 2025, the Company recognized an income tax benefit of $15.3 million, resulting in an effective tax rate of 7.9%, which differs from the 21% U.S. federal statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against the generated deferred tax assets.

For the six months ended June 30, 2026, the Company recognized an income tax benefit of $12.4 million, resulting in an effective tax rate of 1.2%, which differs from the 21% U.S. federal statutory rate primarily due to net losses incurred in certain foreign operations and a tax benefit related to a reduction of valuation allowance recognized in connection with the Nexus and Skyloom Acquisitions. These benefits were partially offset by a derecognition of the U.S. valuation allowance attributable to certain indefinite-lived deferred tax attributes. For the six months ended June 30, 2025, the Company recognized income tax benefit of $15.3 million, resulting in an effective tax rate of 6.8%, which differs from the 21% U.S. federal statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against the generated deferred tax assets.

As of June 30, 2026 and December 31, 2025, the Company maintains a valuation allowance against the majority of its U.S. and Swiss deferred tax assets.

18. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net income (loss) per share
Numerator:
Net income (loss)	$(1,868,600)	$(177,530)	$(1,063,990)	$(209,782)
Less: Net income (loss) attributable to noncontrolling interests	(858)	(692)	(1,608)	(692)
Net income (loss) attributable to IonQ, Inc. common stockholders—basic	$(1,867,742)	$(176,838)	$(1,062,382)	$(209,090)
Denominator:
Weighted average common shares outstanding—basic	367,660,636	250,967,455	363,265,843	239,924,680
Net income (loss) per share attributable to IonQ, Inc. common stockholders—basic	$(5.08)	$(0.70)	$(2.92)	$(0.87)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$(1,868,600)	$(177,530)	$(1,063,990)	$(209,782)
Less: Net income (loss) attributable to noncontrolling interests	(858)	(692)	(1,608)	(692)
Net income (loss) attributable to IonQ, Inc. common stockholders—diluted	$(1,867,742)	$(176,838)	$(1,062,382)	$(209,090)
Denominator:
Weighted average common shares outstanding—basic	367,660,636	250,967,455	363,265,843	239,924,680
Add: Dilutive impact of potential common stock	—	—	—	—
Weighted average common shares outstanding—diluted	367,660,636	250,967,455	363,265,843	239,924,680
Net income (loss) per share attributable to IonQ, Inc. common stockholders—diluted	$(5.08)	$(0.70)	$(2.92)	$(0.87)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock options outstanding	2,339,433	12,641,470	2,768,222	14,008,600
Warrants to purchase common stock	80,704,327	2,426,033	80,729,311	2,476,889
Unvested restricted stock units	18,202,947	14,639,855	17,604,172	14,756,009
Unvested performance-based restricted stock units	4,056,249	2,041,639	4,063,760	1,974,135
Unvested restricted stock	8,544,585	1,517,169	8,543,803	762,776
Unvested early exercised stock options	—	138,965	—	163,038
Total	113,847,541	33,405,131	113,709,268	34,141,447

19. LEASES

The Company has operating leases for its facilities. As of June 30, 2026 and December 31, 2025, the Company’s weighted-average remaining lease term was 6.2 years and 4.5 years, respectively. As of June 30, 2026 and December 31, 2025, the weighted-average discount rate was 6.7% and 7.6%, respectively.

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost(1)
Fixed lease cost	$2,920	$989	$5,188	$1,659
Short-term cost	1,658	147	2,900	231
Total operating lease cost	$4,578	$1,136	$8,088	$1,890

(1)
The lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,082	$176	$1,890	$265
Research and development	2,550	686	4,953	1,179
Sales and marketing	271	147	465	235
General and administrative	675	127	780	211
Total operating lease cost	$4,578	$1,136	$8,088	$1,890

Supplemental cash flow and other information related to operating leases was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash payments (receipts) included in the measurement of operating lease liabilities, net of lease incentives	$2,399	$742	$5,003	$1,543

As of June 30, 2026, maturities of operating lease liabilities are as follows (in thousands):

Amount
Year Ending December 31,
2026	$5,680
2027	14,517
2028	12,852
2029	10,824
2030	7,812
Thereafter	19,410
Total lease payments	$71,095
Less: imputed interest	(12,645)
Less: lease incentives	(3,952)
Present value of operating lease liabilities	$54,498

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

The following table presents revenue, significant expenses, and segment profit and loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$80,050	$20,694	$144,718	$28,260
Less:
Operating costs and expenses excluding stock-based compensation:
Cost of revenue (excluding depreciation and amortization)	44,813	6,512	77,252	9,764
Research and development	97,009	27,125	170,048	49,686
Sales and marketing	17,015	5,305	31,789	9,559
General and administrative	70,524	32,560	114,801	45,924
Stock-based compensation	141,845	99,168	270,362	132,421
Depreciation and amortization	46,087	10,616	89,216	17,177
Other segment items:
(Gain) loss on change in fair value of warrant liabilities	1,649,115	39,577	591,487	1,083
Interest income, net	(31,979)	(7,138)	(60,213)	(12,032)
Other (income) expense, net	(79,712)	(232)	(63,585)	(283)
Income tax (benefit) expense	(6,067)	(15,269)	(12,449)	(15,257)
Net income (loss)	$(1,868,600)	$(177,530)	$(1,063,990)	$(209,782)

21. SUBSEQUENT EVENTS

On July 31, 2026, the Company completed its previously-announced acquisition of SkyWater Technology, Inc. (“SkyWater”), a U.S.-based semiconductor foundry, for total consideration of approximately $1.8 billion, including 24,135,775 shares of common stock and $741.3 million in cash consideration. Due to the limited time between the acquisition date and the Company’s filing of this Quarterly Report on Form 10-Q, the initial accounting for the business combination is incomplete and the Company is not yet able to disclose the preliminary amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed.

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

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems and networks. Our losses from operations were $608.8 million and $236.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $2,256.5 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exists—prerequisites for quantum computing to reach broad quantum advantage.

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

On July 31, 2026, we completed our previously-announced acquisition of SkyWater Technology, Inc. (“SkyWater”), a U.S.-based semiconductor foundry. We believe the acquisition will advance our quantum computing technology roadmap by providing access to SkyWater’s U.S.-based semiconductor foundry capabilities, advanced packaging expertise and Technology as a Service platform.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$80,050	$20,694	$144,718	$28,260
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	60,110	8,327	109,364	12,642
Research and development(1)	160,627	103,359	286,367	143,312
Sales and marketing(1)	32,895	10,877	62,331	19,487
General and administrative(1)	117,574	48,107	206,190	71,913
Depreciation and amortization	46,087	10,616	89,216	17,177
Total operating costs and expenses	417,293	181,286	753,468	264,531
Loss from operations	(337,243)	(160,592)	(608,750)	(236,271)
Gain (loss) on change in fair value of warrant liabilities	(1,649,115)	(39,577)	(591,487)	(1,083)
Interest income, net	31,979	7,138	60,213	12,032
Other income (expense), net	79,712	232	63,585	283
Income (loss) before income tax expense	(1,874,667)	(192,799)	(1,076,439)	(225,039)
Income tax benefit (expense)	6,067	15,269	12,449	15,257
Net income (loss)	$(1,868,600)	$(177,530)	$(1,063,990)	$(209,782)
Net income (loss) attributable to noncontrolling interests	(858)	(692)	(1,608)	(692)
Net income (loss) attributable to IonQ, Inc.	$(1,867,742)	$(176,838)	$(1,062,382)	$(209,090)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses for the periods include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue	$15,297	$1,815	$32,112	$2,878
Research and development	63,618	76,234	116,319	93,626
Sales and marketing	15,880	5,572	30,542	9,928
General and administrative	47,050	15,547	91,389	25,989

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Revenue	$80,050	$20,694	$59,356	287%

Revenue increased by $59.4 million, or 287%, to $80.1 million for the three months ended June 30, 2026, from $20.7 million for the three months ended June 30, 2025. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Cost of revenue

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$60,110	$8,327	$51,783	622%

Cost of revenue increased by $51.8 million, or 622%, to $60.1 million for the three months ended June 30, 2026, from $8.3 million for the three months ended June 30, 2025. The increase was driven primarily by an increase in labor costs to service contracts for the three months ended June 30, 2026, as well as an increase in materials costs related to quantum products.

Research and development

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Research and development	$160,627	$103,359	$57,268	55%

Research and development expense increased by $57.3 million, or 55%, to $160.6 million for the three months ended June 30, 2026, from $103.4 million for the three months ended June 30, 2025. The increase was primarily driven by an increase of $62.9 million in payroll-related expenses, including an increase in stock-based compensation of $43.6 million, as a result of increased headcount and new equity grants, offset by a decrease of $54.6 million in one-time stock-based compensation costs incurred in the three months ended June 30, 2025. The remaining increase is primarily due to an increase of $40.3 million in materials, supplies and equipment costs and an increase in costs to support research and development initiatives, including an increase of $8.1 million in professional services and other allocated support costs.

Sales and marketing

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Sales and marketing	$32,895	$10,877	$22,018	202%

Sales and marketing expense increased by $22.0 million, or 202%, to $32.9 million for the three months ended June 30, 2026, from $10.9 million for the three months ended June 30, 2025. The increase was primarily driven by an increase of $18.0 million of payroll-related expenses, including an increase in stock-based compensation of $10.6 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives.

General and administrative

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
General and administrative	$117,574	$48,107	$69,467	144%

General and administrative expenses increased by $69.5 million, or 144%, to $117.6 million for the three months ended June 30, 2026, from $48.1 million for the three months ended June 30, 2025. The increase was primarily driven by an increase of $44.5 million of payroll-related expenses, including an increase in stock-based compensation of $32.3 million, as a result of increased headcount and new equity grants. The remaining increase is primarily due to an increase of $12.2 million in professional service fees and allocated overhead costs.

Depreciation and amortization

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Depreciation and amortization	$46,087	$10,616	$35,471	334%

Depreciation and amortization expenses increased by $35.5 million, or 334%, to $46.1 million for the three months ended June 30, 2026, from $10.6 million for the three months ended June 30, 2025. The increase was primarily driven by an increase of $26.8 million in amortization expense associated with acquired intangible assets, and an increase of $6.1 million in depreciation expense associated with capitalized satellites.

Gain (loss) on change in fair value of warrant liabilities

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$(1,649,115)	$(39,577)	$(1,609,538)	NM

NM—Not Meaningful

The change in the fair value of the warrant liabilities was primarily due to the mark-to-market loss recognized on the Series A and Series B warrants, driven by changes in our stock price.

Interest income, net

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Interest income, net	$31,979	$7,138	$24,841	348%

Interest income, net increased by $24.8 million, or 348%, to $32.0 million for the three months ended June 30, 2026, from $7.1 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in the available-for-sale investments balance.

Other income (expense), net

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Other income (expense), net	$79,712	$232	$79,480	NM

NM—Not Meaningful

Other income (expense), net increased by $79.5 million to $79.7 million for the three months ended June 30, 2026, from less than $0.2 million for the three months ended June 30, 2025. The increase was primarily driven by changes in fair value of strategic investments.

Income tax benefit (expense)

	Three Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Income tax benefit (expense)	$6,067	$15,269	$(9,202)	(60)%

Income tax benefit (expense) decreased by $9.2 million, or 60%, to a benefit of $6.1 million for the three months ended June 30, 2026, from a benefit of $15.3 million for the three months ended June 30, 2025. The decrease was primarily driven by a one-time partial release of U.S. federal and state valuation allowances in the three months ended June 30, 2025. The decrease was partially offset by a tax benefit recognized on foreign operating losses incurred in the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Revenue	$144,718	$28,260	$116,458	412%

Revenue increased by $116.5 million, or 412%, to $144.7 million for the six months ended June 30, 2026, from $28.3 million for the six months ended June 30, 2025. The increase was primarily driven by progress on arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Cost of revenue

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$109,364	$12,642	$96,722	765%

Cost of revenue increased by $96.7 million, or 765%, to $109.4 million for the six months ended June 30, 2026, from $12.6 million for the six months ended June 30, 2025. The increase was driven primarily by an increase in labor costs to service contracts for the six months ended June 30, 2026, as well as an increase materials costs related to quantum products.

Research and development

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Research and development	$286,367	$143,312	$143,055	100%

Research and development expense increased by $143.1 million, or 100%, to $286.4 million for the six months ended June 30, 2026, from $143.3 million for the six months ended June 30, 2025. The increase was primarily driven by an increase of $116.1 million in payroll-related expenses, including an increase in stock-based compensation of $78.9 million, as a result of increased headcount and new equity grants, offset by a decrease of $54.6 million in one-time stock-based compensation costs incurred in the six months ended June 30, 2025, and $65.2 million increase in materials, supplies and equipment costs. The remaining increase is due to an increase in costs to support research and development initiatives, including a $15.6 million increase in professional service fees and allocated overhead costs.

Sales and marketing

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Sales and marketing	$62,331	$19,487	$42,844	220%

Sales and marketing expense increased by $42.8 million, or 220%, to $62.3 million for the six months ended June 30, 2026, from $19.5 million for the six months ended June 30, 2025. The increase was primarily driven by an increase of $34.3 million of payroll-related expenses, including an increase in stock-based compensation of $20.9 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives.

General and administrative

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
General and administrative	$206,190	$71,913	$134,277	187%

General and administrative expenses increased by $134.3 million, or 187%, to $206.2 million for the six months ended June 30, 2026, from $71.9 million for the six months ended June 30, 2025. The increase was primarily driven by an increase of $88.8 million of payroll-related expenses, including an increase in stock-based compensation of $66.2 million, as a result of increased headcount and new equity grants, an increase of $39.0 million in professional service fees and allocated overhead costs, including an increase of $11.0 million in acquisition transaction and integration costs.

Depreciation and amortization

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Depreciation and amortization	$89,216	$17,177	$72,039	419%

Depreciation and amortization expenses increased by $72.0 million, or 419%, to $89.2 million for the six months ended June 30, 2026, from $17.2 million for the six months ended June 30, 2025. The increase was primarily driven by an increase $56.1 million in amortization expense associated with acquired intangible assets, and an increase of $12.7 million in depreciation expense associated with capitalized satellites and leasehold improvements.

Gain (loss) on change in fair value of warrant liabilities

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$(591,487)	$(1,083)	$(590,404)	NM

NM—Not Meaningful

The change in the fair value of the warrant liabilities was primarily due to the mark-to-market loss recognized for the Series A and Series B warrants, driven by changes in our stock price.

Interest income, net

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Interest income, net	$60,213	$12,032	$48,181	400%

Interest income, net increased by $48.2 million, or 400%, to $60.2 million for the six months ended June 30, 2026, from $12.0 million for the six months ended June 30, 2025. The increase was primarily driven by an increase in the available-for-sale investments balance.

Other income (expense), net

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Other income (expense), net	$63,585	$283	$63,302	NM

NM—Not Meaningful

Other income (expense), net increased by $63.3 million to $63.6 million for the six months ended June 30, 2026, from less than $0.3 million for the six months ended June 30, 2025. The increase was primarily driven by changes in fair value of strategic investments.

Income tax benefit (expense)

	Six Months Ended June 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Income tax benefit (expense)	$12,449	$15,257	$(2,808)	(18)%

Income tax benefit (expense) decreased by $2.8 million, or 18%, to a benefit of $12.4 million for the six months ended June 30, 2026, from a benefit of $15.3 million for the six months ended June 30, 2025. The decrease was primarily driven by a one-time partial release of U.S. federal and state valuation allowances in the three months ended June 30, 2025. The decrease was partially offset by a tax benefit recognized on foreign operating losses incurred in the six months ended June 30, 2026.

Liquidity and Capital Resources

As of June 30, 2026, we had cash, cash equivalents and available-for-sale securities of $2,959.3 million. Excluded from our available liquidity is $7.6 million of restricted cash, which is primarily recorded in other noncurrent assets in our condensed consolidated balance sheets. We believe that our cash, cash equivalents and investments as of June 30, 2026, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. We believe we will meet longer term expected future cash requirements and obligations through a combination of available funds from our cash, cash equivalents and investment balances and cash flows from operating activities. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of June 30, 2026, we had an accumulated deficit of $2,256.5 million. During the six months ended June 30, 2026, we incurred a loss from operations of $608.8 million. We expect to incur significant losses and higher operating expenses for the foreseeable future.

On July 31, 2026, we completed our previously-announced acquisition of SkyWater. The acquisition required approximately $1,056.4 million in cash, including $741.3 million related to purchase consideration and approximately $315.1 million related to debt repayment and other transaction costs.

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

Our material contractual commitments as of June 30, 2026, primarily relate to operating lease commitments and certain supplier purchase commitments. As of June 30, 2026, we have total operating lease obligations of $71.1 million, with $12.9 million payable within 12 months, and a remaining short-term supplier purchase commitment related to quantum chip development of approximately $40.9 million. Other than these commitments, cash requirements for the next 12 months are expected to consist primarily of operating expenses and continued investment in our quantum products, as well as the acquisition of SkyWater. The acquisition required approximately $1,056.4 million in cash, including $741.3 million related to purchased consideration and approximately $315.1 million related to debt repayment and other transaction costs.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(254,781)	$(85,599)
Net cash provided by (used in) investing activities	442,120	(200,977)
Net cash provided by (used in) financing activities	18,917	372,857

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

Net cash used in operating activities during the six months ended June 30, 2026, was $254.8 million, resulting primarily from a net loss of $1,064.0 million, adjusted for non-cash activity, primarily related to the loss recorded as a result of mark-to-market activity for our warrants, stock-based compensation, depreciation and amortization, the gain recorded as a result of the change in fair value of our strategic investments, deferred income taxes, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased compensation costs and costs for materials and supplies to support the production of quantum computing systems and satellites, customer contracts, and other research and development activities.

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

Cash flows from investing activities

Net cash provided by investing activities during the six months ended June 30, 2026, was $442.1 million, primarily resulting from maturities and sales of available-for-sale securities, offset by purchases of available-for-sale securities and strategic investments, and cash paid for acquired businesses, net of cash acquired.

Net cash used in investing activities during the six months ended June 30, 2025, was $201.0 million, primarily resulting from purchases of available-for-sale securities, offset by cash received from maturities of available-for-sale securities and from businesses acquired.

Cash flows from financing activities

Net cash provided by financing activities during the six months ended June 30, 2026, was $18.9 million, primarily resulting from proceeds from stock options and warrants exercised and tax withholding receipts related to equity awards.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider those risk factors, which could materially and adversely affect our business, financial condition and results of operations. Those risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations.

We may not achieve the intended benefits of the SkyWater Acquisition, and it could disrupt our current plans or operations.

There can be no assurance that we will be able to successfully integrate SkyWater’s business or assets or otherwise realize the expected benefits of the SkyWater Acquisition. Integration may be particularly challenging as we are entering into a line of business with which we have no prior experience. Additionally, the SkyWater business operates in a difficult legal, regulatory and competitive environment. We may find that we do not have adequate operations or expertise to manage the new business. Difficulties in integrating SkyWater into our business may result in our performing differently than expected or in operational challenges or in the failure to realize anticipated benefits in the expected time frame or at all. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, unforeseen expenses relating to integration or delays associated with the acquisition.

The market price of our common stock after the SkyWater Acquisition may be affected by factors different from those affecting the price of our common stock before the SkyWater Acquisition.

As our pre-acquisition business and that of SkyWater are different, the results of operations as well as the price of our common stock may in the future be affected by factors different from those factors affecting us previously. We may face additional risks and uncertainties that we may not have been exposed to before the SkyWater Acquisition.

In addition, the market price of our common stock may decline as a result of the SkyWater Acquisition if, among other things, we are unable to achieve the expected benefits of the SkyWater Acquisition. Our price also may decline if we do not achieve the perceived benefits of the SkyWater Acquisition as rapidly or to the extent anticipated by us or by financial or industry analysts or if the effect of the SkyWater Acquisition on our financial position, results of operations or cash flows is not consistent with such expectations.

The completion of the SkyWater Acquisition may result in a loss of customers, distributors, suppliers, vendors, landlords and other business partners and may result in the termination of existing contracts.

Some of our or SkyWater’s customers, distributors, suppliers, vendors, landlords and other business partners may terminate or scale back their current or prospective business relationships as a result of the SkyWater Acquisition. Some customers may not wish to source a larger percentage of their needs from a single company. If relationships with customers, distributors, suppliers, vendors, landlords and other business partners are adversely affected by the SkyWater Acquisition, or if we lose the benefits of SkyWater’s contracts, our business and financial performance could suffer.

If any of the semiconductor foundries that we acquired in the SkyWater Acquisition are damaged or become inoperable, we would be unable to develop or produce wafers in a timely manner, if at all, and our business would be materially adversely affected.

The SkyWater business performs its manufacturing and design services at its foundry facilities in Bloomington, Minnesota, Kissimmee, Florida and Austin, Texas. Its foundry operations and the equipment it uses to manufacture wafers would be costly to replace and could require substantial lead time to repair or replace. The foundry facilities or equipment may be harmed or rendered inoperable by physical damage from fire, floods, tornadoes, hurricanes, power loss, telecommunications or mechanical failures, break-ins and similar events, which may render it difficult or impossible for it to produce or test products for a considerable period of time. If any of the foregoing events occur, we may incur significant additional costs including, among other things, loss of profits due to unplanned temporary or permanent shutdowns of those foundries, cleanup costs, liability for damages or injuries and legal, repair and reconstruction expenses, which would harm our results of operations and financial condition. In addition, because any substitute facility must hold any required licensures or certifications, we may be limited in our ability to rely on a third party to perform interim design and manufacturing services or testing processes. We cannot provide any assurance that we would be able to find another semiconductor foundry that is capable or willing to design and produce wafers in compliance with applicable specifications, or that such a substitute foundry would be willing to produce wafers for us on commercially reasonable terms. A substitute foundry may not have rights to intellectual property of others that is necessary to design, manufacture, and test products for us, and we may not be permitted to extend our license rights to a substitute foundry. Any unexpected constraint on our foundries’ ability to design, manufacture or test products could result in the loss of customers or harm to our reputation, any of which would have a material adverse effect on our business.

If the SkyWater business does not achieve satisfactory yields or quality, our reputation and customer relationships could be harmed.

The fabrication of wafers is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields and, in some cases, cause production to be suspended. Our foundries could, from time to time, experience manufacturing defects and reduced manufacturing yields. Changes in manufacturing processes or the use of defective or contaminated materials could result in lower than anticipated production yields or unacceptable performance of our wafers. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time-consuming and expensive to correct. We also may experience manufacturing problems in achieving acceptable yields as a result of, among other things, transferring production to other facilities, upgrading or expanding existing facilities, or changing our process technologies. Poor production or defects, integration issues, or other performance problems in our solutions could significantly harm our customer relationships and financial results and give rise to financial or other damages to our customers.

Our customers may cancel their orders, change production quantities or delay production, and if we fail to forecast demand accurately, we may incur supply shortages or lose revenue.

The SkyWater business generally does not obtain firm long-term purchase commitments from our customers. Because production lead times often exceed the amount of time required to fulfill orders, it often must build its products in advance of orders, relying on an imperfect demand forecast. Such forecast accuracy can be adversely affected by a number of factors, including inaccurate forecasting by our customers, changes in market conditions and demand for our customers’ products. Even after an order is received, our customers may cancel these orders or request a decrease in production quantities. Any such cancellation or decrease could cause projected sales to fail to materialize on schedule or at all, resulting in revenue shortfalls and excess manufacturing capacity, while underestimating demand could result in insufficient inventory. Either outcome could lead to insufficient, excess or obsolete inventory, which could harm our operating results, cash flow and financial condition, as well as our relationships with our customers.

A material decrease in demand for products that contain semiconductors may decrease the demand for the services and products produced by the SkyWater business, and a decrease in the selling prices of our customers’ products may significantly affect our business, financial results and financial position.

The customers of the SkyWater business generally use the semiconductors produced in its fabrication facilities in a wide variety of applications. Any significant decrease in the demand for end-market devices or products may decrease the demand for its services and products. In addition, if the average selling prices of end-market devices or products decline significantly, we may be pressured to reduce its selling prices, which may reduce our revenues and margins significantly. As demonstrated in the past by downturns in demand for high technology products, market conditions can change rapidly, without warning or advance notice. In such instances, our customers may experience inventory buildup or difficulties in selling their products and, in turn, may reduce or cancel orders for wafers from us, which may harm our business and profitability. The timing, severity and recovery of these downturns cannot be predicted. In order for demand for our wafer fabrication services to increase, the markets for the end products utilizing the integrated circuits that we manufacture must develop and expand. Because our services may be used in many new applications, it is difficult to forecast demand. Lower-than-expected demand may adversely affect our financial results and financial position.

The SkyWater business has finite production capacity and limited redundancy in its manufacturing tooling and infrastructure, and the loss of that capacity could cause us to lose customers and revenue.

To the extent customer demand for the foundry services of the SkyWater business exceeds its capacity and manufacturing capabilities, or if its foundries become incapable of manufacturing products because of tooling or infrastructure equipment failure or other causes, we may be unable to fulfill customer demand, assure production of next-generation products or otherwise meet production requirements in a timely manner or at all. Because that business currently has limited or no redundancy in certain manufacturing tooling and infrastructure equipment, we would have no alternative means of production until capability is restored or an alternative facility is developed. While we carry business interruption insurance, it does not cover all possible situations, including loss of opportunity or damage to customer relationships resulting from an inability to produce products, and any resulting loss of customers or revenue could adversely affect our business, profitability and financial results.

The costs incurred by us to provide development services and manufacture wafers may be higher than anticipated, which could hurt our ability to earn a profit.

We may incur substantial cost overruns in the Advanced Technology Services and Wafer Services businesses that we acquired from SkyWater. In particular, pricing for Wafer Services is typically based on a fixed price per wafer which accounts for electrical yield and mechanical scrap, in addition to the associated manufacturing and overhead costs. If, despite our process controls currently in place, the wafer fabrication process shifts, it may cause electrical or performance yield loss. Wafer fabrication is also especially susceptible to interruptions caused by process tooling errors or facility support interruptions such as power loss, leading to the potential for scrap. In our Advanced Technology Services business, many customers contract with us on a consumption basis, but some contract with us on a firm fixed price basis where milestone attainment is required for payment. If the milestone scope is unexpectedly difficult, we may be required to continue expending effort and funds to achieve the milestone, which may delay revenue and increase costs.

The SkyWater business operates in the highly cyclical semiconductor industry, which is subject to significant downturns that may negatively impact our results of operations.

The semiconductor industry is highly cyclical and is characterized by rapid technological change, price erosion, wide fluctuations in supply and demand, evolving technical standards and short product life-cycles for semiconductors and the end users, and has historically experienced significant downturns tied to changes in general economic conditions. We may experience renewed, and possibly more severe or prolonged, industry downturns in the future. We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If an industry downturn or other unforeseen event causes revenue for a particular quarter to be lower than we initially expected, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results.

The SkyWater business sales cycles are long and unpredictable, and our sales efforts require considerable time and expense, which could adversely affect our results of operations.

Sales of the products produced by the SkyWater business typically require lengthy sales cycles as customers can be complex and require us to educate our clients about our technical capabilities and the use and benefits of our services. Customers typically undertake a significant evaluation and acceptance process, and their decisions frequently are influenced by budgetary constraints, technology evaluations, multiple approvals and unplanned administrative, processing and other delays. We spend substantial time and resources on these sales efforts without assurance that they will generate long-term contracts, and if we do not realize the sales we expect, our revenue and results of operations could be adversely affected.

Certain of our purchase orders are cancellable until shortly before the start of production, and our lack of significant backlog in the business that we acquired from SkyWater makes it difficult for us to forecast our revenues and margins from that business in future periods and may cause actual revenue and results to fall short of expectations.

Purchase orders for the SkyWater business are often cancellable until shortly before production begins, and that business does not typically operate with significant backlog, which makes it difficult to forecast future revenues and margins. Because expense levels are based in part on expected future revenues, we may be unable to timely adjust costs to offset shortfalls caused by order cancellations, rescheduling or lower-than-forecasted orders. As a result, our backlog may not reliably indicate future revenues, and our revenue and margin forecasts, targets and guidance may fall short of expectations.

We may manufacture wafers based on forecasted demand, and if our forecasted demand exceeds actual demand, we may accumulate obsolete inventory, which may have a negative impact on our financial results.

We target manufacturing wafers to match each customer’s purchase order, but on occasion may produce wafers in excess of actual orders based on forecasted demand or anticipated capacity constraints. If we manufacture more wafers than are ultimately ordered, we may accumulate excess inventory that becomes obsolete and must be scrapped or sold at a significant discount, which could negatively affect our financial results.

Because the semiconductor markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully, and we may lose or be unable to gain market share.

The SkyWater business competes with numerous companies in the semiconductor market, including Taiwan Semiconductor Manufacturing Company Limited, United Microelectronics Corporation, Vanguard International Semiconductor Corporation, Tower Semiconductor Ltd., X-FAB Silicon Foundries SE, ON Semiconductor Corporation, GlobalFoundries Inc., MIT Lincoln Labs and Silex Microsystems, many of which have longer operating histories, greater name recognition and substantially greater resources than we do. These competitors may respond more quickly to changing customer demands, devote greater resources to product development and sales, or better withstand declines in demand given more diversified offerings or more favorable raw material relationships, and new competitors or competitor alliances could rapidly acquire significant market share. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

In addition, from time to time, governments may provide subsidies or make other investments that could further magnify the competitive advantages to our competitors with longer operating histories, greater name recognition and access to larger customer bases. For example, in August 2022, the U.S. enacted the CHIPS and Science Act, which, among other things, provides funding to increase domestic production and research and development in the semiconductor industry. In December 2023, SkyWater submitted an application for CHIPS and Science Act funding for modernization and equipment upgrades to enhance production at its Minnesota facility. In December 2024, SkyWater signed a preliminary memorandum of terms that provides for up to $16 million in funding pursuant to the CHIPS and Science Act, which will be combined with $19 million in incentives from the State of Minnesota’s Forward Fund. However, there is no guarantee that we will receive any such CHIPS and Science Act funding pursuant to the preliminary memorandum of terms or otherwise, and such funding may not be available to us on acceptable terms or at all (including as a result of any modification or repeal of the CHIPS and Science Act). Further, the CHIPS and Science Act requires companies to adhere to various performance obligations, which we may not achieve. Regardless of whether we receive any CHIPS and Science Act funding, many of our competitors have received and may receive in the future CHIPS and Science Act funding and benefit from the investments, which could help increase their production capacity, shorten their lead time, and gain market share. For example, in May 2026, the U.S. Department of Commerce announced the signing of letters of intent to provide over $2 billion in federal incentives under the CHIPS and Science Act to nine companies, including certain competitors. Associated competitive pressures could distort the market space in which we operate and materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2026, the Company completed a transaction to acquire all of the issued and outstanding shares of Nexus. In connection of the acquisition, the Company issued to certain of Nexus’s stockholders a total of 1,843,025 shares of the Company’s common stock. The issuance and sale of these shares was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering provision of Rule 506 of Regulation D promulgated under the Securities Act.

On July 1, 2026, pursuant to pre-existing contractual obligations, the Company issued to Rocket Labs USA, Inc. 93,879 shares of the Company’s common stock. The issuance and sale of these shares was made in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering provision of Rule 506 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits.

(a) Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of January 25, 2026, by and among IonQ, Inc., Iris Merger Subsidiary 1 Inc., Iris Merger Subsidiary 2 LLC and SkyWater Technology, Inc.		X	8-K	2.1	January 26, 2026

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	8-K	3.1	April 22, 2025

4.1	Registration Rights Agreement, dated as of June 30, 2026, by and between IonQ, Inc. and the Holder Representative named therein.	X

4.2	Registration Rights Agreement, dated as of July 1, 2026, by and between IonQ, Inc. and the Holder named therein.	X

10.1+	Amended and Restated Executive Severance Plan.	X

10.2+	Amended and Restated Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2021 Equity Incentive Plan for Non-Employee Directors.	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a- 14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

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

IonQ, Inc.

Date: August 10, 2026	/s/ Niccolo M. de Masi
	Name:	Niccolo M. de Masi
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	/s/ Inder M. Singh
	Name:	Inder M. Singh
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)