Form 10-Q
period 2026-09-30
IonQ, Inc.
filed 2026-11-05
CIK 1824920

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 28, 2026, there were 432,462,651 shares of common stock, par value $0.0001 per share, issued and outstanding.

IONQ, INC.

QUARTERLY REPORT ON FORM 10-Q

CERTAIN TERMS USED IN THIS REPORT

In this report, unless otherwise stated or the context otherwise indicates, the terms “IonQ, Inc.,” “the Company,” “we,” “us,” “our” and similar references refer collectively to “IonQ” and our subsidiaries, including majority-owned and wholly-owned subsidiaries, and our other registered and common law trade names, trademarks and service marks are the property of IonQ, Inc. All other trademarks, trade names and service marks appearing in this report are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert their rights thereto.

WHERE YOU CAN FIND MORE INFORMATION

Investors and others should note that we announce material financial information to our investors using our investor relations website at investors.ionq.com, press releases including those on https://www.skywatertechnology.com/category/press-releases, filings with the U.S. Securities and Exchange Commission (“SEC”) and public conference calls and webcasts. We also use IonQ’s blog and the following social media channels as a means of disclosing information about the Company, our products and services, our planned financials and other announcements and attendance at upcoming investor and industry conferences, and other matters. This is in compliance with our disclosure obligations under Regulation FD:

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

IonQ, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$209,454	$1,030,865
Short-term investments	788,458	1,361,291
Accounts receivable, net	165,076	66,532
Contract assets, net	57,230	—
Prepaid expenses and other current assets	317,919	127,751
Total current assets	1,538,137	2,586,439
Long-term investments	664,482	944,643
Property and equipment, net	859,423	120,145
Intangible assets, net	1,145,061	767,432
Goodwill	3,222,103	1,963,584
Other noncurrent assets	423,746	188,115
Total Assets	$7,852,952	$6,570,358
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,581	$26,138
Accrued expenses and other current liabilities	175,268	98,571
Current portion of long-term debt	8,849	—
Contract liabilities	109,291	42,116
Total current liabilities	362,989	166,825
Long-term debt, net of current portion	56,761	—
Contract liabilities, net of current portion	132,519	1,921
Warrant liabilities	2,124,224	2,471,577
Other noncurrent liabilities	152,020	116,343
Total liabilities	$2,828,513	$2,756,666
Commitments and contingencies (see Note 12)
Stockholders’ Equity:
Common stock $0.0001 par value; 1,000,000,000 shares authorized; 408,947,279 and 362,592,722 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	$41	$36
Additional paid-in capital	6,750,217	5,006,250
Accumulated deficit	(1,692,523)	(1,194,098)
Accumulated other comprehensive income (loss)	(67,362)	(12,671)
Total IonQ, Inc. stockholders’ equity	$4,990,373	$3,799,517
Noncontrolling interests	34,066	14,175
Total stockholders’ equity	$5,024,439	$3,813,692
Total Liabilities and Stockholders’ Equity	$7,852,952	$6,570,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$173,831	$39,866	$318,549	$68,126
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)	135,804	21,253	245,168	33,895
Research and development	141,670	66,298	428,037	209,610
Sales and marketing	48,526	14,441	110,857	33,928
General and administrative	153,264	82,505	359,454	154,418
Depreciation and amortization	127,642	24,182	216,858	41,359
Total operating costs and expenses	606,906	208,679	1,360,374	473,210
Loss from operations	(433,075)	(168,813)	(1,041,825)	(405,084)
Gain (loss) on change in fair value of warrant liabilities	896,156	(881,847)	304,669	(882,930)
Interest income, net	19,844	14,437	80,057	26,469
Interest expense	(2,315)	—	(2,315)	—
Offering costs associated with warrants	—	(22,847)	—	(22,847)
Other income (expense), net	(59,198)	(980)	4,387	(697)
Income (loss) before income tax benefit (expense)	421,412	(1,060,050)	(655,027)	(1,285,089)
Income tax benefit (expense)	141,702	4,438	154,151	19,695
Net income (loss)	$563,114	$(1,055,612)	$(500,876)	$(1,265,394)
Net income (loss) attributable to noncontrolling interests	(843)	(657)	(2,451)	(1,349)
Net income (loss) attributable to IonQ, Inc.	$563,957	$(1,054,955)	$(498,425)	$(1,264,045)
Net income (loss) per share attributable to IonQ, Inc. Common stockholders
Basic	$1.42	$(3.58)	$(1.34)	$(4.89)
Diluted	$1.35	$(3.58)	$(1.34)	$(4.89)
Weighted average shares used in computing net income (loss) per share attributable to IonQ, Inc. common stockholders
Basic	388,585,082	294,524,786	371,798,334	258,324,714
Diluted	400,865,291	294,524,786	371,798,334	258,324,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$563,114	$(1,055,612)	$(500,876)	$(1,265,394)
Other comprehensive income (loss), net of reclassification adjustments:
Unrealized gain (loss) on available-for-sale securities, net	(6,282)	1,757	(20,042)	1,510
Net actuarial gain (loss) on pension benefit plans	60	—	(987)	—
Currency translation adjustments	(7,121)	(22,728)	(34,102)	(17,979)
Total other comprehensive income (loss)	(13,343)	(20,971)	(55,131)	(16,469)
Total comprehensive income (loss)	$549,771	$(1,076,583)	$(556,007)	$(1,281,863)
Comprehensive income (loss) attributable to noncontrolling interests	(1,087)	(768)	(2,891)	(873)
Comprehensive income (loss) attributable to IonQ, Inc.	$550,858	$(1,075,815)	$(553,116)	$(1,280,990)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, June 30, 2026	381,044,481	$38	$5,637,913	$(2,256,480)	$(54,263)	$12,371	$3,339,579
Net income (loss)	—	—	—	563,957	—	(843)	563,114
Other comprehensive income (loss)	—	—	—	—	(13,099)	(244)	(13,343)
Issuance of common stock in connection with acquisitions, net	24,134,414	2	920,382	—	—	23,101	943,485
Issuance of common stock from equity incentive plans	2,655,828	1	6,109	—	—	—	6,110
Issuance of common stock related to legal settlements	93,879	—	4,825	—	—	—	4,825
Stock-based compensation	—	—	137,255	—	—	—	137,255
Warrants exercised	1,018,677	—	43,733	—	—	—	43,733
Distribution to noncontrolling interest	—	—	—	—	—	(319)	(319)
Balance, September 30, 2026	408,947,279	$41	$6,750,217	$(1,692,523)	$(67,362)	$34,066	$5,024,439

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, June 30, 2025	269,600,132	$27	$2,050,344	$(892,810)	$4,072	$16,813	$1,178,446
Net income (loss)	—	—	—	(1,054,955)	—	(657)	(1,055,612)
Other comprehensive income (loss)	—	—	—	—	(20,860)	(111)	(20,971)
Issuance of common stock in connection with acquisitions	34,227,607	3	1,943,605	—	—	—	1,943,608
Issuance of common stock, net of issuance costs	14,165,708	1	—	—	—	—	1
Issuance of common stock from equity incentive plans	3,248,044	1	3,904	—	—	—	3,905
Vesting of restricted common stock	114,892	—	252	—	—	—	252
Stock-based compensation	—	—	65,398	—	—	—	65,398
Warrants exercised	3,952,578	—	172,772	—	—	—	172,772
Change in ownership interest	—	—	1,607	—	—	(1,607)	—
Balance, September 30, 2025	325,308,961	$32	$4,237,882	$(1,947,765)	$(16,788)	$14,438	$2,287,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

(in thousands, except share data)

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2025	362,592,722	$36	$5,006,250	$(1,194,098)	$(12,671)	$14,175	$3,813,692
Net income (loss)	—	—	—	(498,425)	—	(2,451)	(500,876)
Other comprehensive income (loss)	—	—	—	—	(54,691)	(440)	(55,131)
Issuance of common stock in connection with acquisitions, net	29,952,275	3	1,158,999	—	—	23,101	1,182,103
Issuance of common stock from equity incentive plans	12,465,771	2	45,502	—	—	—	45,504
Issuance of common stock in exchange for intangible assets and research and development arrangements	2,562,642	—	87,806	—	—	—	87,806
Issuance of common stock related to legal settlements	93,879	—	4,825	—	—	—	4,825
Stock-based compensation	—	—	389,430	—	—	—	389,430
Warrants exercised	1,279,990	—	57,405	—	—	—	57,405
Distribution to noncontrolling interest	—	—	—	—	—	(319)	(319)
Balance, September 30, 2026	408,947,279	$41	$6,750,217	$(1,692,523)	$(67,362)	$34,066	$5,024,439

	Stockholders’ Equity
					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance, December 31, 2024	221,919,191	$22	$1,067,403	$(683,720)	$157	$—	$383,862
Net income (loss)	—	—	—	(1,264,045)	—	(1,349)	(1,265,394)
Other comprehensive income (loss)	—	—	—	—	(16,945)	476	(16,469)
Issuance of common stock in connection with acquisitions, net	51,737,208	5	2,405,434	—	—	16,918	2,422,357
Issuance of common stock, net of issuance costs	30,204,168	3	358,253	—	—	—	358,256
Issuance of common stock from equity incentive plans	16,798,400	2	18,427	—	—	—	18,429
Vesting of restricted common stock	211,182	—	448	—	—	—	448
Stock-based compensation	—	—	194,218	—	—	—	194,218
Warrants exercised	4,438,812	—	192,092	—	—	—	192,092
Change in ownership interest	—	—	1,607	—	—	(1,607)	—
Balance, September 30, 2025	325,308,961	$32	$4,237,882	$(1,947,765)	$(16,788)	$14,438	$2,287,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(500,876)	$(1,265,394)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	216,858	41,359
Stock-based compensation	417,268	205,366
(Gain) loss on change in fair value of warrant liabilities	(304,669)	882,930
Deferred income taxes	(154,797)	(19,885)
(Gain) loss on change in fair value of contingent consideration	(23,277)	288
(Gain) loss on change in fair value of strategic investments	(5,597)	(136)
Other, net	10,783	(447)
Changes in operating assets and liabilities:
Accounts receivable	(18,469)	(15,849)
Contract assets	(32,018)	—
Prepaid expenses and other current assets	(141,537)	(42,572)
Accounts payable	6,114	(17,413)
Accrued expenses and other current liabilities	(47,398)	27,777
Contract liabilities	15,098	268
Other assets and liabilities	(7,801)	(4,969)
Net cash provided by (used in) operating activities	$(570,318)	$(208,677)
Cash flows from investing activities:
Purchases of property and equipment	(34,924)	(7,628)
Purchases of available-for-sale securities	(588,328)	(1,252,367)
Maturities of available-for-sale securities	1,099,900	407,730
Sales of available-for-sale securities	326,974	—
Purchases of strategic investments	(150,500)	—
Businesses acquired, net of cash paid and acquired	(926,230)	(13,100)
Other investing, net	(3,962)	(8,267)
Net cash provided by (used in) investing activities	$(277,070)	$(873,632)
Cash flows from financing activities:
Proceeds from common stock and warrant issuance, net of issuance costs	—	1,358,254
Proceeds from stock options exercised	17,645	11,468
Proceeds from warrants exercised	8,707	6,708
Principal payments on long-term debt	(1,704)	—
Other financing, net	3,693	986
Net cash provided by (used in) financing activities	$28,341	$1,377,416
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1,693)	375
Net change in cash, cash equivalents and restricted cash	(820,740)	295,482
Cash, cash equivalents and restricted cash at the beginning of the period	1,037,748	56,840
Cash, cash equivalents and restricted cash at the end of the period	$217,008	$352,322
Supplemental disclosures of non-cash investing and financing transactions
Property and equipment purchases in accounts payable and accrued expenses	$6,388	$3,195
Operating lease right-of-use assets subject to lease liability	25,563	—
Noncash reclassification of warrant liabilities to equity upon exercise	42,684	185,384
Bonus settled in restricted stock units	27,982	6,969
Conversion of investment in convertible debt securities to investment in equity securities	37,110	—
Equity issued for acquisitions	1,158,999	2,405,998
Equity issued for intangible assets	14,760	—
Equity issued for research and development arrangement	73,046	—
Settlement of pre-existing relationships with acquired entities	41,401	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IonQ, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. DESCRIPTION OF BUSINESS

IonQ, Inc. (“IonQ” or the “Company”) is a quantum platform and semiconductor foundry services company. IonQ delivers integrated quantum solutions across computing, networking, sensing, and security. In addition, the Company also offers satellite-based data capabilities and satellite solutions intended to enable quantum-secure global communications through combining its satellite platform with its quantum sensing products. The Company also owns and operates a U.S.-based semiconductor foundry business that provides foundational-node manufacturing, advanced technology development, and advanced packaging services.

As a result of the acquisition of SkyWater Technology, Inc. (“SkyWater”), the Company has two reportable segments, IonQ Platform and SkyWater Foundry Services. Refer to Note 22 for further details on the Company’s segments.

The Company pursues its business goals both through organic innovation and development, and targeted acquisitions of complementary businesses. For a discussion of the impact of recent acquisitions on the business and the benefits that the Company expects them to provide, refer to Note 3.

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

Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”). Such condensed consolidated financial statements include the accounts of IonQ and majority-owned and wholly-owned subsidiaries. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIE”) and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met. All intercompany transactions and balances have been eliminated in consolidation. For consolidated non-wholly-owned subsidiaries and VIEs, a noncontrolling interest is recognized to reflect the portion of income and equity that is not attributable to the Company. Any change in the Company’s ownership interest in a consolidated subsidiary, where a controlling financial interest is retained, is accounted for as an equity transaction. If the Company ceases to have a controlling financial interest in a consolidated subsidiary, the Company recognizes a gain or loss in net income (loss) upon deconsolidation.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared by the Company and are unaudited, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this Quarterly Report on Form 10-Q comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025, included in the Annual Report. The condensed consolidated statements of operations and the condensed consolidated statements of comprehensive income (loss) for the three or nine months ended September 30, 2026, are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2026, or thereafter. All references to September 30, 2026 and 2025, in the notes to the condensed consolidated financial statements are unaudited.

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

For assets that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are primarily valued by reference to quoted prices of similar assets or liabilities in active markets, adjusted for any terms specific to that asset or liability. Assets that are measured using unobservable inputs, including investments in privately-held companies, use the market or income approach and may involve pricing models, such as the Monte Carlo simulation model, or a scenario-based method whose inputs require judgment or estimation. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples, probability and expected timing of scenarios, the estimated equity value of the investee, and, where a simulation or lattice model is used, expected equity volatility. Liabilities that are measured using unobservable inputs, including warrant liabilities and contingent consideration, use various pricing models, including the Black-Scholes-Merton (“Black-Scholes”) option-pricing model and the Monte Carlo simulation model, and may involve inputs which require judgment or estimation, including expected volatility.

Assets and liabilities that are measured at fair value on a non-recurring basis include property and equipment, intangible assets, and goodwill. The Company recognizes these items at fair value upon initial recognition when acquired through a business combination or an asset acquisition or when they are considered to be impaired. The fair values of these assets and liabilities are determined with valuation techniques using the best information available and may include quoted market prices, market comparables and discounted cash flow models.

Due to their short-term nature, the carrying amounts reported in the Company’s condensed consolidated financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash and checking deposits, money market funds, and U.S. government and agency securities. The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Restricted cash for collateralizing letters of credit and certain other obligations is primarily included in other noncurrent assets in the condensed consolidated balance sheets. The Company issues financial assurances, including letters of credit, in the ordinary course of business, including for lease arrangements and regulatory requirements. As of September 30, 2026 and December 31, 2025, financial assurances were not material.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash included in the condensed consolidated balance sheets to the amounts included in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$209,454	$1,030,865
Restricted cash	7,554	6,883
Total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$217,008	$1,037,748

Accounts Receivable, Contract Assets and Allowance for Credit Losses

Accounts receivable represent amounts billed and currently due from customers at the gross invoiced amount as well as unbilled amounts related to unconditional rights for consideration to be received for services performed but not yet invoiced. A receivable is recorded when the Company has an unconditional right to receive payment. Accounts receivable are classified as current based on the Company’s contract operating cycle and include amounts that may be billed and collected beyond one year due to the long-cycle nature of the Company’s contracts. Accounts receivable consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Billed accounts receivable	$106,650	$33,763
Unbilled accounts receivable	58,426	32,769
Total accounts receivable	$165,076	$66,532

Contract assets reflect revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing related to the right to receive payment dependent on factors other than the passage of time. Contract assets were $59.8 million as of September 30, 2026, and are included within contract assets, net and other noncurrent assets on the condensed consolidated balance sheets. As of December 31, 2025, contract assets were not material.

On a periodic basis, management evaluates its accounts receivable and contract assets and determines whether to provide an allowance for credit losses. This assessment is based on management’s evaluation of relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the asset.

Allowance for credit losses was not material as of either September 30, 2026 or December 31, 2025.

Inventories, Net

Inventories are stated at the lower of cost or net realizable value, with cost computed using the weighted-average cost basis and are recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. Inventories are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company’s current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three and nine months ended September 30, 2026, excess and obsolescence charges were not material.

Materials and Supplies, Net

Materials and supplies, including spare parts, are carried at weighted-average cost and recorded in prepaid expenses and other current assets, or in other noncurrent assets for the portion not expected to be used within one year, in the condensed consolidated balance sheets. Materials and supplies used in the production of quantum computing systems and satellites are capitalized to property and equipment when installed. Materials and supplies used to support customer contracts, for maintenance, or for research and development efforts are expensed when consumed. The Company capitalized $7.7 million and $5.9 million of materials and supplies to property and equipment for the three months ended September 30, 2026 and 2025, respectively, and $28.4 million and $10.1 million of materials and supplies to property and equipment for the nine months ended September 30, 2026 and 2025, respectively.

Materials and supplies, including spare parts, are evaluated regularly for excess quantities and obsolescence. This evaluation includes analysis of the Company’s current and future strategic plans, risk of technological obsolescence, and general market conditions. During the three and nine months ended September 30, 2026 and 2025, excess and obsolescence charges were not material.

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

The Company also invests in strategic investments, including equity securities of publicly-traded companies and equity securities, convertible debt securities, and simple agreements for future equity (“SAFE”) investments of privately-held companies. The Company classifies these investments in accordance with the terms of the underlying securities. Strategic investments are primarily included in other noncurrent assets, with the exception of public company holdings, which are included in prepaid expenses and other current assets, on the condensed consolidated balance sheet. For convertible debt securities and SAFE investments, the Company elects the fair value option, when applicable, and records changes in fair value in other income (expense), net in the condensed consolidated statements of operations. When the fair value option is not elected or permitted, investments are classified as available-for-sale investments, with changes in fair value recorded in accumulated other comprehensive income (loss). Equity securities with a readily determinable fair value are recorded at fair value with the changes in fair value recorded in other income (expense), net, in the condensed consolidated statements of operations. Equity securities without a readily determinable fair value are recorded using the measurement alternative. Such investments are carried at cost, less any impairments, and are adjusted for subsequent observable price changes in orderly transactions for identical or similar investments of the same issuer. Changes in the basis of the securities are recognized in other income (expense), net in the condensed consolidated statements of operations.

The Company performs periodic evaluations to determine whether any declines in the fair value of investments below amortized cost are credit losses or impairments. The evaluation consists of qualitative and quantitative factors regarding the severity of the unrealized loss, as well as the Company’s ability and intent to hold the investments until a forecasted recovery occurs. Declines in fair value are considered to be credit losses if they are related to deterioration in credit risk or are considered impairments if it is likely that the underlying securities will be sold prior to a full recovery of their cost basis. Credit losses and impairments are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. Credit losses and impairments were not material for the three or nine months ended September 30, 2026 and 2025.

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

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Useful lives are as follows:

Computer equipment and acquired computer software	3 – 5 years
Machinery, equipment, furniture and fixtures	3 – 12 years
Quantum computing systems	3 years
Satellites	2 – 3 years
Buildings	21 – 25 years
Building improvements	5 – 9 years
Leasehold improvements	Shorter of the lease term or the estimated useful life of the related asset

The Company evaluates the useful life of its assets periodically and whenever events or changes in circumstances indicate that the useful life may have changed. In assessing useful lives, the Company considers, among other factors, the use of the asset, changes in technology, and the competitive environment.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are included in other noncurrent assets, finance lease ROU assets are included in property and equipment, net, and operating and finance lease liabilities are included in accrued expenses and other current liabilities and other noncurrent liabilities on the Company’s condensed consolidated balance sheets. The Company recognizes lease expense for its operating leases on a straight-line basis over the shorter of the lease term or the useful life of the underlying asset, unless ownership transfers to the Company or exercise of a purchase option is reasonably certain, in which case the ROU asset is amortized over the underlying asset’s useful life. Operating lease expense and finance lease ROU asset amortization are classified within the statement of operations based on the use of the underlying asset, and finance lease interest is included in interest expense. The Company elected the practical expedient to not separate lease and non-lease components for all classes of underlying assets.

Lease liabilities are recognized at the lease commencement date based on the present value of unpaid lease payments over the lease term, net of lease incentives receivable. ROU assets are initially measured based on the lease liability, adjusted for lease payments made at or before commencement, lease incentives received and initial direct costs. An amendment to a lease is assessed to determine if it represents a lease modification or a separate contract. Amendments accounted for as separate contracts are accounted for as new leases. For amendments that are not accounted for as separate contracts, lease liabilities are remeasured as of the effective date of the modification using an incremental borrowing rate based on the information available at the effective date of the modification. For modified leases, the Company also reassesses the lease classification as of the effective date of the modification.

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

The Company’s lease terms include the noncancelable period, periods covered by extension options that the Company is reasonably certain to exercise, and periods covered by termination options that the Company is reasonably certain not to exercise. The Company considers contractual-based factors such as the nature and terms of the renewal or termination, asset-based factors such as physical location of the asset and entity-based factors such as the importance of the leased asset to the Company’s operations to determine the lease term.

Sale-leaseback transactions that do not qualify for sale accounting are accounted for as financing arrangements. The underlying assets are included in property and equipment, net, and depreciated over their remaining useful lives, and the related obligations are presented as financing obligations rather than lease liabilities. Payments are allocated between interest expense and a reduction of the financing obligation.

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

External-Use Software

Costs incurred in researching and developing external-use software are expensed as incurred until technological feasibility is established. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to production. No external-use software costs were capitalized during any of the three or nine months ended September 30, 2026 and 2025.

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

Goodwill

Goodwill is the excess of the purchase price over the fair values assigned to the net assets acquired in a business combination. The Company tests goodwill for impairment on an annual basis, which it has determined to be the first day of the fourth quarter, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company tests goodwill qualitatively, or quantitatively, by comparing the fair value of the reporting unit with the unit’s carrying amount. No impairment loss was recognized for any of the three or nine months ended September 30, 2026 and 2025.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment losses were not material for any of the three or nine months ended September 30, 2026 and 2025.

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

Variable Interest Entities

The Company evaluates whether an entity is a VIE based on the sufficiency of the entity’s equity at risk and by determining whether the equity holders have the characteristics of a controlling financial interest. If an entity is a VIE, and the Company holds a variable interest in the VIE, the Company determines if it is the primary beneficiary of the VIE by assessing whether it has the power to direct the activities that most significantly impact the economic performance of the VIE, as well as the obligation to absorb losses, or the right to receive benefits, that may be significant to the VIE. These determinations require management to make judgments and assumptions about the VIE’s forecasted financial performance and the volatility inherent in those forecasted results. The Company regularly reviews its arrangements and agreements and assesses whether events or conditions may exist that result in an entity becoming a VIE, or the Company becoming the primary beneficiary of an existing VIE. The Company also regularly reviews its current VIE arrangements, inclusive of primary beneficiary conclusions, to determine if events or conditions exist that suggest VIE arrangements no longer exist.

Revenue Recognition

The Company primarily derives revenue within its IonQ Platform segment from the design, development, construction and sale of quantum ecosystem hardware together with related maintenance and support, from providing access to its quantum-computing-as-a-service (“QCaaS”), from consulting services related to co-developing algorithms and other services related to the Company’s quantum products, and from providing satellite imagery and data from its constellation of satellites through its online platform. In addition, through its SkyWater Foundry Services segment, the Company provides foundational-node semiconductor manufacturing, advanced technology development, and advanced packaging services through an integrated, multi-site operating model, including providing process development services through its advanced technology services development, manufacturing highly-customized wafers, and procuring tools on behalf of certain customers.

The Company applies the provisions of the FASB Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To support this core principle, the Company applies the following five step approach:

1.
Identify the contract with the customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when (or as) the entity satisfies a performance obligation

Certain of the Company’s contracts contain multiple promised goods and services. The Company evaluates the promised goods and services in each contract to determine whether they are distinct performance obligations based on whether the customer can benefit from the good or service on its own or together with other readily available resources and whether the promise is separately identifiable from other promises in the contract. Consistent with the guidance in ASC 606, in identifying performance obligations, the Company considers the nature of the promised goods and services, the degree of integration between promises, whether any good or service significantly modifies or customizes another promised good or service, or whether the goods and services are highly interdependent or interrelated.

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

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. The Company applies judgment to determine a reasonable method to measure progress and to estimate total expected effort, primarily using a cost-to-cost input method or output method. Factors considered in these estimates include the Company’s historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For contracts for which progress is measured using the input method, the Company believes the cost-to-cost input method faithfully depicts its performance in transferring control of the related goods and services because costs incurred are directly correlated with the Company’s efforts to satisfy the performance obligation. For contracts using the output method, the Company believes there is a level of uniformity in the outputs identified such that the measure of progress determined using this method faithfully depicts the transfer of control of the related services.

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

Fees are generally billed over the course of the arrangement based on an agreed upon billing schedule, and may have terms that are considered variable consideration, as well as financing components. Certain of our contracts are billed a month in arrears. Customers also have the ability to make advance payments. Advance payments are recorded as a contract liability until services are delivered or obligations are met and revenue is earned. Contract liabilities to be recognized in the succeeding 12-month period are classified as current and the remaining amounts are classified as non-current liabilities in the Company’s condensed consolidated balance sheets.

For the three and nine months ended September 30, 2026 and 2025, the majority of revenue was recognized based on transfer of service over time. In arrangements with cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

IonQ Platform Segment

Revenues related to the sale of quantum computers is recognized over time, based on when control transfers to the customer. Consistent with ASC 606, revenue related to the other performance obligations in these arrangements, such as maintenance, is recognized over time on a straight-line basis over the contractual service periods, consistent with the stand ready nature of these obligations. For performance obligations related to specialized quantum hardware and consulting services as well as customer solutions for specialized satellite development capabilities, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure.

For performance obligations related to certain quantum networking and sensing products and related services, revenue is recognized at the point in time when control passes to the customer, which is determined by customer contract terms. For certain contracts, control transfers upon shipment or delivery based on customary incoterms, and for certain contracts, control transfers upon completion of the required services or installation.

The Company has determined that its QCaaS contracts represent a combined, stand-ready performance obligation to provide access to its quantum computing systems. Additionally, the Company has determined that its contracts to provide satellite imagery and data also represent a stand-ready performance obligation. The transaction price generally consists of a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For performance obligations related to providing QCaaS access or satellite imagery, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees are recognized in the period they occur.

Certain of the Company’s arrangements for sales of quantum computers include provisions that allow customers to sell QCaaS access to the Company for fixed amounts paid over time. The Company has determined that the QCaaS purchased from customers is distinct from the goods or services that the Company has promised to its customers because the customer can benefit from the computer without selling QCaaS to the Company and the Company can satisfy its obligation to sell the computer independent from its contingent obligation to purchase QCaaS. To the extent a customer sells QCaaS to the Company, the Company recognizes the cost of purchases as expense over the term of the access.

SkyWater Foundry Services Segment

Revenues related to quantum foundry and advanced technologies as well as complementary metal-oxide-semiconductor ("CMOS") foundry contracts are recognized over time using either an output or input method based upon the method that best measures the value of the services performed for the Company’s customers. Whether an output or input method is selected requires judgment. The Company consistently uses either its output method or input method for similar performance obligations in similar circumstances. The Company’s output method, primarily applied to certain quantum foundry and advanced technologies contracts and CMOS foundry contracts, evaluates the steps and activities needed to complete manufacturing development services and relies on surveys of steps and activities completed as of the reporting date in relation to then current manufacturing development plans to measure the level of progress on the service.

Certain of the Company’s customer contracts acquired via the acquisition of SkyWater were determined to have pricing not reflective of market conditions at the time of acquisition. These contracts were identified as including off-market components that resulted in the recognition of contract liabilities in the Company’s purchase accounting for the acquisition of SkyWater. These contract liabilities are released and recognized as revenue over the remaining performance period using either an output or input method.

Quantum foundry and advanced development contracts can include tool capacity or priority access rights and/or fab access right performance obligations. These arrangements do not represent lessor arrangements as the Company is not providing its customers the right to control specific tools or areas in the fab. Revenue for these arrangements are recognized over time as the access rights are provided to customers.

Cost of Revenue

Cost of revenue primarily consists of expenses related to the delivery of the Company’s quantum and foundry products and services, including personnel-related expenses, hardware, gases and other fulfillment costs, allocated overhead costs for customer facing functions, and costs associated with maintaining the Company’s in-service quantum computing systems, satellites and foundry to ensure proper calibration as well as costs incurred for maintaining the cloud on which the Company delivers its services. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization.

Research and Development

Research and development expenses consist of personnel-related costs, including salaries, benefits and stock-based compensation, and allocated overhead costs for the Company’s research and development function. Research and development is attributable to advancing technology research, platform and infrastructure development, and the research and development of new product iterations, including quantum computing systems, networks, foundry services, and other products as well as satellites. Design and development efforts continue throughout the useful life of the Company’s quantum computing systems and satellites to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs related to quantum computing systems constructed for research purposes that are not probable of providing future economic benefit and have no alternate future use, as well as costs associated with third-party research and development arrangements.

In November 2025, the Company entered into a strategic collaboration agreement and master research agreement with the University of Chicago, pursuant to which the Company receives a license to certain intellectual property under a research and development service arrangement, as well as naming rights to a University of Chicago building. In exchange for the licensed intellectual property and naming rights, the University of Chicago received 2,108,993 shares of Company common stock, which were issued in November 2025. The master research agreement is considered a research and development service arrangement and is recorded as a prepayment initially valued at $68.7 million based on the proportionate fair value of the common stock issued. The prepayment is recorded within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets and is amortized over the term of the arrangement as services are received. Amortization of the prepayment is recognized in research and development in the condensed consolidated statements of operations. The naming rights were recorded as intangible assets of $48.1 million based on the proportionate fair value of the common stock issued. The intangible assets are amortized based on the terms of the underlying agreements. During the three and nine months ended September 30, 2026, the Company amortized $1.8 million and $5.2 million, respectively, of research and development expense related to the research and development service arrangement and recognized no amortization expenses related to the naming rights. In November 2025, the Company also entered into a commercial agreement for the sale of certain quantum computing hardware and services. During the three and nine months ended September 30, 2026, the Company recognized $16.0 million and $29.5 million of revenue from the commercial contract, respectively.

In March 2026, the Company entered into a strategic collaboration agreement and master research agreement with the University of Cambridge, pursuant to which the Company receives a license to certain intellectual property under a research and development service arrangement, as well as naming rights to a University of Cambridge facility. In exchange for the licensed intellectual property and naming rights, the University of Cambridge received 2,562,642 shares of Company common stock, which were issued in March 2026. The master research agreement is considered a research and development service arrangement and is recorded as a prepayment initially valued at $73.1 million based on the proportionate fair value of the common stock issued. The prepayment is recorded within prepaid and other current assets and other noncurrent assets in the condensed consolidated balance sheets and is amortized over the term of the arrangement as services are received. Amortization of the prepayment is recognized in research and development in the condensed consolidated statements of operations. The naming rights were recorded as intangible assets of $14.8 million based on the proportionate fair value of the common stock issued. The intangible assets are amortized based on the terms of the underlying agreements. During the three and nine months ended September 30, 2026, the Company amortized $1.8 million and $4.1 million, respectively, of research and development expense related to the research and development service arrangement and recognized no amortization expenses related to the naming rights. In March 2026, the Company also entered into a commercial agreement for the sale of certain quantum computing hardware and services. During the three and nine months ended September 30, 2026, revenue from the commercial contract was not material.

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

Investment Tax Credits and Government Assistance

The Company recognizes the benefits of government assistance it receives, or expects to receive, only when there is reasonable assurance that the Company will comply with the conditions attached to government assistance and the government assistance will be received or paid. The Company receives government assistance in the form of refundable investment tax credits available under Section 48D of the Creating Helpful Incentives to Produce Semiconductors for America Act of 2022 (“CHIPS Act”) for eligible capital expenditures. As the Section 48D investment tax credit is asset-based, the deferred benefit from the credit is recorded as a reduction of the cost basis in the underlying equipment from which the tax credit was derived and will be recognized as a reduction of the assets’ depreciation expense over their useful lives.

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

Significant customers are those that represent more than 10% of the Company’s total revenue. For the three and nine months ended September 30, 2026, the Company had one significant customer that accounted for 30% of total revenue and one significant customer that accounted for 16% of total revenue, respectively. For the three and nine months ended September 30, 2025, the

Company had three significant customers that accounted for 61% of total revenue and two significant customers that accounted for 54% of total revenue, respectively.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement -- Reporting Comprehensive Income -- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional expense disclosures by public business entities in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statement disclosures.

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

The Company incurred approximately $39.3 million and $61.5 million in transaction costs for the three and nine months ended September 30, 2026, respectively, which were primarily related to fees associated with financial and legal advisors, related to closed and pending acquisitions. Transaction costs were recorded in general and administrative expenses in the condensed consolidated statements of operations.

The Company has included the revenue and expenses of each acquisition in its condensed consolidated statements of operations from the date of acquisition.

SkyWater Technology, Inc.

On July 31, 2026, the Company acquired SkyWater Technology, Inc. (“SkyWater”) for approximately $1,944.4 million of total consideration (the “SkyWater Acquisition”). The SkyWater Acquisition was accounted for as a business combination. The acquisition allows the Company to integrate domestic semiconductor development, fabrication, and advanced packaging capabilities to accelerate the development and commercialization of the Company’s quantum technologies, while expanding the Company’s merchant supply capabilities and quantum ecosystem initiatives.

The following table summarizes the components of the purchase consideration to acquire SkyWater (in thousands):

Cash	$986,674
Fair value of common stock issued(1)	878,781
Fair value of equity awards(2)	40,970
Settlement of pre-existing relationships	37,957
Total purchase consideration	$1,944,382

(1)
Reflects 24,115,827 shares of the Company’s common stock issued in the acquisition, multiplied by the closing price of the Company’s common stock on the closing date.
(2)
Reflects the conversion and issuance of certain equity awards, including stock options and restricted stock units. Refer to Note 17 for further details on the Company’s share-based compensation awards, including awards issued in connection with acquisitions.

The following table summarizes the preliminary fair values of SkyWater’s assets acquired and liabilities assumed as of the acquisition date (in thousands):

Preliminary Fair Value
Cash and cash equivalents	$92,234
Accounts receivable, net	64,382
Contract assets	30,027
Prepaid expenses and other current assets	43,400
Property and equipment	743,114
Operating lease right-of-use assets	26,608
Finance lease right-of-use assets	28,705
Other noncurrent assets	30,811
Intangible assets	423,216
Goodwill	1,029,092
Accounts payable	(34,395)
Accrued expenses and other current liabilities	(89,852)
Debt	(67,221)
Contract liabilities	(181,861)
Finance lease liabilities	(28,705)
Deferred tax liabilities	(137,684)
Other noncurrent liabilities	(4,389)
Noncontrolling interests	(23,100)
Total fair value of net assets acquired	$1,944,382

The goodwill of $1,029.1 million is primarily attributable to SkyWater’s specialized assembled workforce and expected future synergies from combining operations. The total goodwill amount was recorded in the SkyWater Foundry Services segment. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of customer relationships, developed technology, and trade names. Fair values of intangible assets were determined using income approaches, including the multi-period excess earnings method.

The purchase price allocation for SkyWater is preliminary as of September 30, 2026, as the Company has not completed its assessment and valuation of certain assets acquired, liabilities assumed, and noncontrolling interests, including intangible assets and property and equipment and their respective estimated useful lives, spare parts, acquired contractual arrangements, lease arrangements, VIE financing, and income tax balances. The purchase price allocation, including the resulting goodwill, is subject to adjustment during the measurement period. These preliminary estimates and measurements are subject to change during the measurement period, which will not exceed one year from the acquisition date, as the Company receives final information and completes its analysis. Finalization of the purchase price allocation could result in material adjustments to the amounts recorded, including goodwill and income tax benefit.

SkyWater’s revenue since the acquisition date to September 30, 2026, included in the Company’s condensed consolidated statements of operations, was $83.5 million.

Nexus Photonics, Inc.

On June 30, 2026, the Company acquired Nexus Photonics, Inc. (“Nexus”) for approximately $76.0 million of total consideration (the “Nexus Acquisition”). The Nexus Acquisition was accounted for as a business combination. The acquisition supports scaling the Company’s quantum computing, networking, and sensing capabilities through photonics integration capability.

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
(2)
Reflects the issuance of certain equity awards, including restricted stock. Refer to Note 17 for further details on the Company’s share-based compensation awards, including awards issued in connection with acquisitions.

The following table summarizes the preliminary fair values of Nexus’s assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$1,492	$—	$1,492
Accounts receivable	2,051	—	2,051
Prepaid expenses and other current assets	3,411	—	3,411
Property and equipment	1,002	—	1,002
Operating lease right-of-use assets	334	—	334
Other noncurrent assets	12	—	12
Intangible assets	25,900	(16,600)	9,300
Goodwill	52,432	12,752	65,184
Accounts payable	(90)	—	(90)
Accrued expenses and other current liabilities	(4,979)	(1)	(4,980)
Operating lease liabilities	(334)	—	(334)
Contract liabilities	(262)	—	(262)
Deferred tax liabilities	(4,924)	3,849	(1,075)
Total fair value of net assets acquired	$76,045	$—	$76,045

During the nine months ended September 30, 2026 and within the measurement period, the Company adjusted the preliminary valuation of the acquired intangible assets from $25.9 million to $9.3 million. This change resulted from transitioning from preliminary estimates based on benchmarking to asset-specific valuation analyses. As a result of these adjustments and the related tax impact, goodwill increased by $12.8 million.

The goodwill of $65.2 million is primarily attributable to Nexus’s specialized assembled workforce and expected future synergies from combining operations. The total goodwill amount was recorded in the IonQ Platform segment. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of $8.1 million in developed technology with an estimated useful life of eight years and $1.2 million in customer relationships with an estimated useful life of four years. Fair values of intangible assets were determined using income approaches, including the multi-period excess earnings and relief from royalty methods.

Nexus’s revenue since the acquisition date to September 30, 2026, included in the Company’s condensed consolidated statements of operations, was not material.

Skyloom Global Corp.

On January 26, 2026, the Company acquired Skyloom Global Corp. (“Skyloom”) for approximately $191.9 million of total consideration (the “Skyloom Acquisition”). The Skyloom Acquisition was accounted for as a business combination. The acquisition supports the Company’s quantum platform roadmap by adding free-space optical communications, photonic systems engineering, and secure data transmission capabilities to the Company’s existing quantum products.

The following table summarizes the components of the purchase consideration to acquire Skyloom (in thousands):

Cash	$36,020
Fair value of common stock issued(1)	119,774
Contingent consideration	32,680
Settlement of pre-existing relationships	3,444
Total purchase consideration	$191,918

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

The following table summarizes the preliminary fair values of Skyloom’s assets acquired and liabilities assumed, including measurement period adjustments, as of the acquisition date (in thousands):

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
Cash and cash equivalents	$1,034	$—	$1,034
Accounts receivable	5,339	129	5,468
Prepaid expenses and other current assets	6,135	—	6,135
Property and equipment	3,509	—	3,509
Operating lease right-of-use assets	1,083	—	1,083
Intangible assets	34,600	—	34,600
Goodwill	166,328	(1,668)	164,660
Other noncurrent assets	767	—	767
Accounts payable	(2,332)	—	(2,332)
Accrued expenses and other current liabilities	(15,483)	—	(15,483)
Operating lease liabilities	(1,083)	—	(1,083)
Contract liabilities	(9,407)	3,444	(5,963)
Deferred tax liabilities	(459)	—	(459)
Other noncurrent liabilities	(18)	—	(18)
Total fair value of net assets acquired	$190,013	$1,905	$191,918

The goodwill of $164.7 million is primarily attributable to growth opportunities from the expansion of the Company’s quantum platform offerings, Skyloom’s specialized assembled workforce, and expected future synergies from combining operations. The total goodwill amount was recorded in the IonQ Platform segment. The Company does not expect the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of $30.5 million in developed technology with an estimated useful life of six years, $3.4 million in trade names with an estimated useful life of five years, and $0.7 million in customer relationships with an estimated useful life of three years. Fair values of intangible assets were determined using income approaches, including the relief from royalty method.

Skyloom’s revenue since the acquisition date to September 30, 2026, included in the Company’s condensed consolidated statements of operations, was not material.

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

The goodwill of $25.3 million is primarily attributable to the expansion of the Company’s quantum platform offerings, Seed’s specialized assembled workforce and expected future synergies from combining operations. The total goodwill amount was recorded in the IonQ Platform segment. The Company expects the goodwill from this acquisition to be deductible for income tax purposes. Identifiable intangibles recognized primarily consist of customer relationships with an estimated useful life of five years. Fair values of intangible assets were determined using income approaches, including the multi-period excess earnings method.

Seed’s revenue since the acquisition date to September 30, 2026, included in the Company’s condensed consolidated statements of operations was $19.4 million.

Pro Forma Results of Operations

The following table summarizes the unaudited pro forma consolidated revenue and net income (loss) of the Company as if each of the 2026 acquisitions described above had been completed on January 1, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$215,822	$217,294	$653,453	$412,862
Net income (loss)	469,685	(943,639)	(660,887)	(1,193,250)

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or the future results of the combined operations.

2025 Acquisitions

During 2025, the Company completed six acquisitions, including the acquisitions of 100% of the outstanding shares of Vector Atomic, Inc. on October 2, 2025, 100% of the outstanding shares of Oxford Ionics Limited on September 16, 2025, 100% of the outstanding shares of Capella Space Corp. on July 11, 2025, 100% of the outstanding shares of Lightsynq Technologies Inc. on May 30, 2025, approximately 86% of the outstanding shares of id Quantique SA on April 30, 2025, and 100% of the outstanding shares of a market intelligence business on June 9, 2025. The total purchase price of these acquisitions was $2,660.6 million, including $2,538.0 million of stock consideration, $58.4 million of cash consideration, $59.8 million of equity awards, and $4.4 million of contingent consideration. Each of these acquisitions was accounted for as a business combination.

The stock consideration includes 2,135,107 shares held in escrow and 69,879 shares withheld to cover employee tax obligations. The escrowed shares are expected to be released within 12 to 18 months of the respective acquisition, subject to adjustments for indemnity claims and working capital adjustments.

The following table summarizes the purchase price allocation for the 2025 acquisitions based on the estimated fair value of the acquired assets and assumed liabilities (in thousands):

	Purchase Price Allocation as of December 31, 2025	Measurement Period Adjustments	Purchase Price Allocation as of September 30, 2026
Cash and cash equivalents	$56,145	$—	$56,145
Accounts receivable	19,039	—	19,039
Prepaid expenses and other current assets	49,646	(109)	49,537
Property and equipment	65,361	—	65,361
Operating lease right-of-use assets	16,912	—	16,912
Intangible assets	740,432	—	740,432
Goodwill	1,965,546	565	1,966,111
Other noncurrent assets	4,859	(137)	4,722
Accounts payable	(28,582)	—	(28,582)
Accrued expenses and other current liabilities	(35,335)	(131)	(35,466)
Operating lease liabilities	(16,828)	—	(16,828)
Contract liabilities	(23,373)	249	(23,124)
Deferred tax liabilities	(131,870)	1,097	(130,773)
Other noncurrent liabilities	(6,000)	—	(6,000)
Noncontrolling interest	(16,918)	—	(16,918)
Total fair value of net assets acquired	$2,659,034	$1,534	$2,660,568

The following table summarizes the purchase price allocation for the 2025 acquisitions based on the estimated fair value of the identifiable intangible assets (in thousands):

	Fair Value	Useful Life
Developed technology	$657,816	5 – 8 years
Customer relationships	36,835	2 – 10 years
In-process research and development	18,800	Indefinite
Tradenames	18,504	1 – 5 years
Non-compete agreements	8,477	2 years
Total intangible assets	$740,432

The Company has estimated the preliminary fair values of assets acquired and liabilities assumed in each acquisition based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the acquisition date becomes available during the measurement period. The purchase price allocation for Vector Atomic, Inc. is preliminary as of September 30, 2026. The purchase price allocations for Oxford Ionics Limited, Capella Space Corp., Lightsynq Technologies Inc., id Quantique SA, and the market intelligence business are complete.

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

4. CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND INVESTMENTS

The following table summarizes the Company’s unrealized gains and losses and estimated fair value of cash, cash equivalents, restricted cash, and investments in available-for-sale securities recorded in the condensed consolidated balance sheets (in thousands):

	As of September 30, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$216,474	$—	$—	$216,474	$538,195	$—	$—	$538,195
Certificates of deposit	534	—	—	534	—	—	—	—
Corporate notes and bonds	—	—	—	—	1,999	—	—	1,999
U.S. government and agency	1,468,709	43	(15,812)	1,452,940	2,801,589	2,334	(435)	2,803,488
Total cash, cash equivalents, restricted cash and investments	$1,685,717	$43	$(15,812)	$1,669,948	$3,341,783	$2,334	$(435)	$3,343,682

Unrealized losses related to investments were primarily a result of interest rate fluctuations. The following tables present information about the Company’s investments in available-for-sale securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	As of September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$1,049,128	$(13,630)	$301,710	$(2,182)	$1,350,838	$(15,812)
Total	$1,049,128	$(13,630)	$301,710	$(2,182)	$1,350,838	$(15,812)

	As of December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government and agency	$914,652	$(435)	$—	$—	$914,652	$(435)
Total	$914,652	$(435)	$—	$—	$914,652	$(435)

The Company did not have any allowance for credit losses as of either September 30, 2026 or December 31, 2025. The Company neither intends to, nor believes that it is more likely than not that it will be required to, sell the investments in an unrealized loss position before the recovery of the associated amortized cost basis.

The estimated fair value of the Company’s cash, cash equivalents, restricted cash, and investments in available-for-sale securities as of September 30, 2026, aggregated by investment category and classified by contractual maturity date, is as follows (in thousands):

	1 Year or Less	Greater than 1 Year	Total
Cash and money market funds	$209,434	$7,040	$216,474
Certificates of deposit	534	—	534
U.S. government and agency	788,458	664,482	1,452,940
Total	$998,426	$671,522	$1,669,948

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows (in thousands):

	Fair Value Measured as of
	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$216,474	$—	$—	$216,474
Certificates of deposit	—	534		534
U.S. government and agency	—	—	—	—
Total cash, cash equivalents and restricted cash	$216,474	$534	$—	$217,008
Short-term investments:
Certificates of deposit	—	—	—	—
U.S. government and agency	—	788,458	—	788,458
Total short-term investments	$—	$788,458	$—	$788,458
Prepaid expenses and other current assets:
Strategic investments	71,598	—	—	71,598
Total prepaid expense and other current assets	$71,598	$—	$—	$71,598
Long-term investments:
U.S. government and agency	—	664,482	—	664,482
Total long-term investments	$—	$664,482	$—	$664,482
Other noncurrent assets:
Strategic investments	—	—	148,134	148,134
Total other noncurrent assets	$—	$—	$148,134	$148,134
Total assets	$288,072	$1,453,474	$148,134	$1,889,680
Liabilities
Warrant liabilities	$—	$—	$2,124,224	$2,124,224
Total liabilities	$—	$—	$2,124,224	$2,124,224

	Fair Value Measured as of
	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents and restricted cash:
Cash and money market funds(1)	$538,195	$—	$—	$538,195
U.S. government and agency	—	499,553	—	499,553
Total cash, cash equivalents and restricted cash	$538,195	$499,553	$—	$1,037,748
Short-term investments:
Corporate notes and bonds	—	1,999	—	1,999
U.S. government and agency	—	1,359,292	—	1,359,292
Total short-term investments	$—	$1,361,291	$—	$1,361,291
Long-term investments:
U.S. government and agency	—	944,643	—	944,643
Total long-term investments	$—	$944,643	$—	$944,643
Other noncurrent assets:
Strategic investments	—	—	61,010	$61,010
Total other noncurrent assets	$—	$—	$61,010	$61,010
Total assets	$538,195	$2,805,487	$61,010	$3,404,692
Liabilities
Warrant liabilities	$44,168	$—	$2,427,409	$2,471,577
Total liabilities	$44,168	$—	$2,427,409	$2,471,577

(1)
Includes money market funds associated with the Company’s overnight investment sweep account and cash collateralizing the Company’s financial guarantees and certain other obligations.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value for the nine months ended September 30, 2026 (in thousands):

	Strategic Investments(1)	Contingent Consideration(2)	Warrant Liabilities(3)
Fair value as of December 31, 2025	$61,010	$—	$(2,427,409)
Purchases	100,500	—	—
Issuances	—	(24,502)	—
Transfer out of Level 3(4)	(22,846)	—	—
Changes in fair value included in net income (loss)	9,470	24,502	303,185
Changes in fair value included in other comprehensive income (loss)	—	—	—
Fair value as of September 30, 2026	$148,134	$—	$(2,124,224)

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
(4)
During the nine months ended September 30, 2026, the Company transferred one of its strategic investments from Level 3 to Level 1 due to the conversion of certain convertible debt securities into publicly-traded equity securities.

Warrant Liabilities

The Company’s warrant liabilities are comprised of the Series A and Series B private warrants. As of September 30, 2026, there were 79,053,330 of Series A and Series B private warrants outstanding. No Series A and Series B private warrants have been redeemed by the Company as of September 30, 2026.

The fair value of the Series A and Series B private warrants was determined using Level 3 inputs. Management determined the fair value of the Series A and Series B private warrants using unobservable inputs in the Black-Scholes option-pricing model. Inherent in the valuation were assumptions related to the expected term, risk-free interest rate, dividend yield, and expected stock-price volatility, which was determined based on the Company’s historical and implied stock price volatility. The expected stock-price volatility was 90.0% and 95.0% as of September 30, 2026 and December 31, 2025, respectively.

Contingent Consideration

The fair value of the revenue milestone contingent consideration, which is liability-classified, was determined using Level 3 inputs. Management determined the fair value of the revenue milestone contingent consideration using unobservable inputs in the Monte Carlo simulation model, including forecasted revenue, expected payment timing, discount rate, and revenue volatility, which was determined based on the historical revenue volatility of comparable peer companies. The discount rate was 7.6% and 5.8% as of September 30, 2026 and the acquisition date, respectively, and the revenue volatility was 30.0% and 25.0% as of September 30, 2026 and the acquisition date, respectively.

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

Strategic Investments

The Company enters into strategic investment agreements (“Investment Agreements”) to purchase equity securities of publicly-traded companies and to purchase equity securities, convertible debt securities, and SAFE investments of privately-held companies (each, an “Investee”). Strategic investments are composed of the following (in thousands):

	September 30, 2026	December 31, 2025
Publicly-traded equity securities	$71,598	$—
Convertible debt securities	29,059	36,000
Privately-held equity securities	30,000	30,000
SAFE investments	119,075	25,000
Total strategic investments	$249,732	$91,000

The Company recognized net unrealized losses of $65.7 million and $15.5 million for the three and nine months ended September 30, 2026, respectively, on publicly-traded equity securities. The Company has agreed to enter into customary lock-up agreements with respect to its investments in publicly-traded equity securities, which are expected to lapse within 3 to 12 months. The fair values of publicly-traded equity securities are based on observable inputs and are classified as Level 1 in the fair value hierarchy. The fair values of convertible debt securities and SAFEs, for which the Company elected the fair value option, are classified as Level 3 and are measured using the scenario-based method or Monte Carlo simulation model described in Note 2, using unobservable inputs, including the probability and expected timing of each scenario, the estimated equity value of the investee, a risk-adjusted discount rate, and expected equity volatility.

In connection with the Investment Agreements, the majority of Investees also entered into a commercial contract with the Company for access to the Company’s products and services. The Company assessed the commercial contracts under the guidance within ASC 606, Revenue from Contracts with Customers, as well as the commercial substance of the arrangement considering the customer’s ability and intention to pay as well as the Company’s obligation to perform under the contract. Based on its assessment, the Company concluded the commercial contracts are within the scope of ASC 606 and the Company will apply the principles within ASC 606 to measure and recognize revenue. During the three and nine months ended September 30, 2026, the Company recognized $7.0 million and $15.7 million of revenue from the commercial contracts, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net is composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Quantum computing systems	$58,601	$40,684
Satellites	84,955	61,698
Land	8,140	—
Buildings	191,281	—
Leasehold and building improvements	52,637	25,719
Machinery, equipment, furniture and fixtures	600,973	34,819
Computer equipment and acquired computer software	15,616	11,577
Gross property and equipment	1,012,203	174,497
Less: accumulated depreciation	(152,780)	(54,352)
Total property and equipment, net	$859,423	$120,145

Depreciation expense for the three months ended September 30, 2026 and 2025, was $85.8 million and $9.3 million, respectively. Depreciation expense for the nine months ended September 30, 2026 and 2025, was $110.5 million and $18.9 million, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets, net is composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Developed technology	$798,092	$657,690
Naming rights	62,844	48,084
Customer relationships	318,651	43,087
Internal-use software	46,779	28,340
Trademark	52,910	19,577
In-process research and development	18,800	18,800
Non-compete agreements	8,390	8,839
Patents	7,343	7,345
Website and other	776	377
Gross intangible assets	1,314,585	832,139
Less: accumulated amortization	(169,524)	(64,707)
Total intangible assets, net	$1,145,061	$767,432

Amortization expense for the three months ended September 30, 2026 and 2025, was $41.9 million and $14.9 million, respectively. Amortization expense for the nine months ended September 30, 2026 and 2025 was $106.4 million and $22.5 million, respectively.

8. GOODWILL

Changes in the carrying amount of goodwill as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

	September 30,			December 31,
	2026			2025
	IonQ Platform	SkyWater Foundry Services	Total	IonQ Platform
Beginning balance	$1,963,584	$—	$1,963,584	$9,904
Acquisitions	244,649	1,029,092	1,273,741	1,972,146
Measurement period adjustments	11,123	—	11,123	(5,827)
Foreign currency translation	(26,345)	—	(26,345)	(12,639)
Ending balance	$2,193,011	$1,029,092	$3,222,103	$1,963,584

9. OTHER BALANCE SHEET ACCOUNTS

Prepaid expenses and other current assets are composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Materials and supplies	$100,076	$47,387
Advance payments to suppliers	20,787	14,251
Inventories, net	35,281	10,310
Prepaid expenses	33,511	12,192
Strategic investments	71,598	—
Accrued interest receivable	14,126	18,494
Prepaid research and development arrangements	14,175	7,154
Other current assets	28,365	17,963
Total prepaid expenses and other current assets	$317,919	$127,751

Other noncurrent assets are composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Strategic investments	$178,135	$91,000
Prepaid research and development arrangements, net of current portion	117,354	60,843
Operating lease right-of-use assets	76,899	22,724
Investment tax credit receivable, net of current portion	19,778	—
Materials and supplies, net of current portion(1)	10,431	—
Other noncurrent assets	21,149	13,548
Total other noncurrent assets	$423,746	$188,115

(1)
Materials and supplies, net of current portion consists of spare parts that will not be used within twelve months.

Accrued expenses and other current liabilities are composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued salaries and other payroll liabilities	$93,809	$44,209
Accrued vendor purchase commitments	21,542	—
Acquisition purchase consideration liabilities	3,142	5,600
Current portion of operating lease liabilities	14,034	8,850
Current portion of finance lease liabilities	2,305	—
Accrued professional services and transaction costs	10,934	18,583
Accrued equipment and facilities liabilities	14,516	11,785
Accrued expenses—other	14,986	9,544
Total accrued expenses and other current liabilities	$175,268	$98,571

Other noncurrent liabilities are composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Deferred tax liabilities	$67,522	$85,676
Acquisition purchase consideration liabilities, net of current portion	842	1,684
Defined benefit pension obligation	7,269	6,301
Operating lease liabilities, net of current portion	46,218	21,171
Finance lease liabilities, net of current portion	26,087	—
Other noncurrent liabilities	4,082	1,511
Total other noncurrent liabilities	$152,020	$116,343

10. INVENTORIES, NET

Inventories, net is composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$23,079	$8,843
Work-in-process	5,049	402
Finished goods	7,153	1,065
Total inventories, net	$35,281	$10,310

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the changes in accumulated other comprehensive income (loss), net of tax, (in thousands):

	Three Months Ended September 30, 2026
	Unrealized Gain (Loss) on Available-for-Sale Securities, Net	Net Actuarial Gain (Loss) on Pension Benefit Plans	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2026	$(9,487)	$(2,083)	$(42,693)	$(54,263)
Other comprehensive income (loss) before reclassifications	(6,282)	66	(6,883)	(13,099)
Reclassifications from accumulated other comprehensive loss to net loss(1)	—	—	—	—
Balance at September 30, 2026	$(15,769)	$(2,017)	$(49,576)	$(67,362)

	Three Months Ended September 30, 2025
	Unrealized Gain (Loss) on Available-for-Sale Securities, Net	Net Actuarial Gain (Loss) on Pension Benefit Plans	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2025	$(77)	$—	$4,149	$4,072
Other comprehensive income (loss) before reclassifications	1,757	—	(22,617)	(20,860)
Reclassifications from accumulated other comprehensive loss to net loss(1)	—	—	—	—
Balance at September 30, 2025	$1,680	$—	$(18,468)	$(16,788)

	Nine Months Ended September 30, 2026
	Unrealized Gain (Loss) on Available-for-Sale Securities, Net	Net Actuarial Gain (Loss) on Pension Benefit Plans	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$4,273	$(1,113)	$(15,831)	$(12,671)
Other comprehensive income (loss) before reclassifications	(2,864)	(904)	(33,745)	(37,513)
Reclassifications from accumulated other comprehensive loss to net loss(1)	(17,178)	—	—	(17,178)
Balance at September 30, 2026	$(15,769)	$(2,017)	$(49,576)	$(67,362)

	Nine Months Ended September 30, 2025
	Unrealized Gain (Loss) on Available-for-Sale Securities, Net	Net Actuarial Gain (Loss) on Pension Benefit Plans	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$170	$—	$(13)	$157
Other comprehensive income (loss) before reclassifications	1,510	—	(18,455)	(16,945)
Reclassifications from accumulated other comprehensive loss to net loss(1)	—	—	—	—
Balance at September 30, 2025	$1,680	$—	$(18,468)	$(16,788)

(1)
Reclassifications from accumulated other comprehensive loss to net loss related to unrealized gain (loss) on available-for-sale securities, net are recorded in other income (expense), net in the condensed consolidated statements of operations.

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

Indemnities

In the ordinary course of business, the Company may provide indemnities of varying scope and terms to customers, vendors, lessors, investors, directors, officers, employees and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company or intellectual property infringement claims made by third parties. While the Company’s future obligations under certain of these agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under such indemnities have not had a material effect on the Company’s business, financial condition, results of operations or cash flows. The Company records a liability for its indemnification obligations when probable and estimable. Indemnity liabilities were not material as of September 30, 2026 and December 31, 2025.

Contingent Purchase Obligations

The Company has contingent obligations to purchase an aggregate of $114.8 million of QCaaS access upon the exercise of the respective rights by its customers.

Center for NeoVation

The Company has a technology and economic development agreement (the “TED Agreement”), and a lease agreement (the “CfN Lease”) with the government of Osceola County, Florida (“Osceola”) and ICAMR, Inc., a Florida non-profit corporation doing business as BRIDG (“BRIDG”), to lease and operate the Center for NeoVation (the “CfN”), a semiconductor research and development and manufacturing facility in Kissimmee, Florida. Under the CfN Lease, the Company agreed to bring the plant to full production capacity within five years, and then to operate the plant at full capacity for an additional 15 years. At the end of the lease, the Company will take ownership of the facility. The Company is responsible for taxes, utilities, insurance, maintenance, operation of the assets, and making capital investments in the facility to bring the facility to its full production capacity. Investments and costs required to bring the facility to its full capacity are expected to be substantial. The Company may terminate the TED Agreement and CfN Lease upon 18 months’ notice. If the Company terminates the agreements, it is required to continue to operate the CfN until the earlier of either the time that a replacement operator is found, or the time that the 18 month notice period expires, and it may be required to make a payment of up to $15.0 million to Osceola upon termination.

13. DEBT

The components of debt outstanding at September 30, 2026 were as follows (in thousands):

September 30,
2026
VIE financing	$30,533
Tool financing loans	36,581
Unamortized debt issuance costs	(1,504)
Total long-term debt, including current maturities	65,610
Less: current portion of long-term debt	(8,849)
Total long-term debt, excluding current maturities	56,761

The Company did not have any debt at December 31, 2025.

VIE Financing

The Company’s consolidated VIE, assumed as part of the SkyWater Acquisition, entered into a loan agreement for $39.0 million (the “VIE Financing”) to finance the acquisition of the building and land of the Company’s Minnesota facility. The VIE Financing is repayable in equal monthly installments of $0.2 million over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by the sole equity holder of the VIE. The VIE financing is not subject to financial debt default covenants. In connection with the SkyWater Acquisition, the VIE Financing was recorded at fair value. The resulting fair value adjustment is being amortized to interest expense over the remaining term of the financing using the effective interest method.

The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to the occupancy of the Company’s Minnesota facility and SkyWater’s financial performance. The occurrence of a triggering event does not represent a default event under the loan agreement, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. No triggering events as defined in the loan agreement existed as of September 30, 2026.

The VIE Financing is secured by a security interest in the building and land of the Company’s Minnesota facility.

Tool Financing Loans

The Company enters into financing agreements with equipment lenders to finance the purchase of tools that may, or may not, result in equipment lenders advancing payments to fund the acquisition, installation and qualification of tools. When tools are received and placed into service, the Company executes sales agreements to transfer ownership of the tools to the equipment lender and concurrently enters into debt agreements to repay the equipment lender the acquisition cost of the tool over a period of time, typically three years. The sales agreements include bargain purchase options at the end of the lease terms, which the Company intends to exercise; accordingly, these transactions represent failed sale leasebacks with the associated tools recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as long-term debt on the condensed consolidated balance sheets. Tool financing loans primarily consist of a semiconductor manufacturing tool loan which is repayable in equal monthly installments of $0.8 million at an interest rate of 11.1%, and this loan matures in March of 2031.

Maturities

Future principal payments of the Company’s long-term debt are as follows (in thousands):

Future Principal Payments
Remainder of 2026	$1,998
2027	8,557
2028	8,425
2029	8,563
2030	37,265
Thereafter	2,306
Total	$67,114

14. WARRANTS

Prefunded and Private Warrants

In October 2025, the Company issued 5,005,400 Series B prefunded warrants and 43,010,800 Series B private warrants. Each Series B prefunded warrant and Series B private warrant entitles the holder to purchase one share of Company common stock at a price of $0.0001 per share and $155.00 per share, respectively. The Series B private warrants are exercisable immediately upon issuance and from time to time thereafter through and including October 14, 2032. As of September 30, 2026, there were no Series B prefunded warrants outstanding and there were 43,010,800 Series B private warrants outstanding. The Series B private warrants are classified as liabilities and remeasured at each reporting period.

In July 2025, the Company issued 3,855,557 Series A prefunded warrants and 36,042,530 Series A private warrants. Each Series A prefunded warrant and Series A private warrant entitles the holder to purchase one share of common stock at a price of $0.0001 per share and $99.88 per share, respectively. The Series A private warrants are exercisable immediately upon issuance and from time to time thereafter through and including July 9, 2032. As of September 30, 2026, there were no Series A prefunded warrants outstanding and there were 36,042,530 Series A private warrants outstanding. The Series A private warrants are classified as liabilities and remeasured at each reporting period.

Public Warrants

In September 2021, the Company assumed 7,500,000 public warrants. In September 2026, the public warrants expired and as of September 30, 2026, there were no public warrants outstanding. Immediately prior to the time of expiration, there were 46,366 public warrants unexercised. The public warrants were classified as liabilities and remeasured at each reporting period.

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

15. EQUITY OFFERINGS

On October 10, 2025, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC providing for the offer and sale of 16,500,000 shares of the Company’s common stock, at a price of $93.00 per share; 5,005,400 Series B prefunded warrants, at a price of $93.00 less the Series B prefunded warrants’ exercise price; and 43,010,800 Series B private warrants, at no additional consideration. The Series B private warrants are exercisable immediately upon issuance and from time to time thereafter through and including October 14, 2032. Refer to Note 14 for further details. The offering closed on October 14, 2025, for aggregate proceeds of $1,977.1 million, net of issuance costs of $22.9 million. Issuance costs were allocated to the liability-classified Series B private warrants and expensed upon completion of the equity offering.

On July 7, 2025, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC providing for the offer and sale of 14,165,708 shares of the Company’s common stock, at a price of $55.49 per share; 3,855,557 Series A prefunded warrants, at a price of $55.49 less the Series A prefunded warrants’ exercise price; and 36,042,530 Series A private warrants, at no additional consideration. The Series A private warrants are exercisable immediately upon issuance and from time to time thereafter through and including July 9, 2032. Refer to Note 14 for further details. The offering closed on July 9, 2025, for aggregate proceeds of $977.2 million, net of issuance costs of $22.8 million. Issuance costs were allocated to the liability-classified Series A private warrants and expensed upon completion of the equity offering.

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

16. REVENUE

Disaggregated Revenue

The Company’s revenue disaggregated by revenue source is as follows (in thousands):

	Three Months Ended September 30,
	2026			2025
	IonQ Platform	SkyWater Foundry Services	Total	IonQ Platform	SkyWater Foundry Services	Total
Quantum hardware	$52,935	$—	$52,935	$21,584	$—	$21,584
Quantum services	37,380	—	37,380	18,282	—	18,282
Quantum foundry and advanced technologies	—	29,759	29,759	—	—	—
CMOS foundry	—	53,757	53,757	—	—	—
Total revenue	$90,315	$83,516	$173,831	$39,866	$—	$39,866

	Nine Months Ended September 30,
	2026			2025
	IonQ Platform	SkyWater Foundry Services	Total	IonQ Platform	SkyWater Foundry Services	Total
Quantum hardware	$135,322	$—	$135,322	$39,673	$—	$39,673
Quantum services	99,711	—	99,711	28,453	—	28,453
Quantum foundry and advanced technologies	—	29,759	29,759	—	—	—
CMOS foundry	—	53,757	53,757	—	—	—
Total revenue	$235,033	$83,516	$318,549	$68,126	$—	$68,126

The Company’s revenue disaggregated by customer location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$136,311	$28,742	$215,048	$49,748
Other international	37,520	11,124	103,501	18,378
Total revenue	$173,831	$39,866	$318,549	$68,126

Remaining Performance Obligations

As of September 30, 2026, approximately $1,168.0 million of revenue is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied), including both funded (firm orders for which funding has been both authorized and appropriated by the customer) and unfunded (firm orders for which funding has not been appropriated) orders. Unexercised contract options are not included in remaining performance obligations until the time the option is exercised. The Company expects approximately 50% of the remaining performance obligations to be recognized as revenue within the next twelve months.

Contract Liabilities

Contract liabilities consist of unearned revenue and represent cash payments received or contracted billings recorded for which the performance obligations were not satisfied as of the end of the period. The change in unearned revenue for the nine months ended September 30, 2026, primarily relates to such cash payments received or contracted billings recorded, as well as the addition of unearned revenue through acquisitions, partially offset by revenue recognized. The Company recognized revenue of $41.4 million and

$10.2 million, for the nine months ended September 30, 2026 and 2025, respectively, that related to the unearned revenue balances as of the beginning of each year.

17. STOCK-BASED COMPENSATION

Equity Incentive Plans

In July 2026, in connection with the SkyWater Acquisition, the Company assumed the SkyWater Technology Inc. 2021 Equity Incentive Plan (the “SkyWater Plan”). Upon closing of the SkyWater Acquisition, certain outstanding SkyWater stock options and restricted stock units under the SkyWater Plan were assumed by the Company and converted into options and restricted stock units for IonQ common stock based on the applicable equity award exchange ratio. The converted awards will continue to be governed by the terms of the SkyWater Plan and the applicable award agreements until exercised, terminated or expired. Future awards will continue to be granted under the SkyWater Plan until it is fully utilized. Such stock options and restricted stock units granted under the SkyWater Plan will continue to be governed by the terms of the SkyWater Plan and the stock option and restricted stock unit agreements thereunder, until such outstanding stock options are exercised or until such outstanding options and restricted stock units terminate or expire. For awards granted under the SkyWater Plan, vesting generally occurs over four years from the date of grant. As of September 30, 2026, the Company had 3,157,605 shares available for grant under the SkyWater Plan.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. The assumptions used to estimate the fair value of stock options are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.21%	—%	4.21%	4.07%
Expected term (in years)	2.12	—	2.12	5.89
Expected volatility	95.84%	—%	95.84%	86.79%
Dividend yield	—%	—%	—%	—%

The stock option activity is summarized in the following table:

Number of Option Shares
Outstanding as of December 31, 2025	3,664,392
Replacement awards(1)	1,627,894
Granted	—
Exercised	(2,409,489)
Canceled/Forfeited	(98,908)
Outstanding as of September 30, 2026	2,783,889
Exercisable as of September 30, 2026	1,580,442
Exercisable and expected to vest as of September 30, 2026	2,783,889

(1)
In connection with certain acquisitions, the Company converted outstanding stock options of the acquiree into stock options to acquire common stock of the Company, for which $28.4 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration. The fair value of such stock options was estimated using the Black-Scholes option pricing model.

Restricted Stock Units

The restricted stock unit (“RSU”) activity is summarized in the following table:

Number of RSUs
Outstanding as of December 31, 2025	14,456,951
Replacement awards(1)	1,143,460
Granted	12,336,279
Vested	(6,998,949)
Forfeited	(2,422,254)
Outstanding as of September 30, 2026	18,515,487
Expected to vest after September 30, 2026	18,515,487

(1)
In connection with certain acquisitions, the Company converted outstanding RSUs of the acquiree into RSUs of the Company, for which $12.6 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration. The fair value of such RSUs was determined using the closing market price of the Company’s common stock on the respective acquisition dates.

During the nine months ended September 30, 2026 and 2025, the Company released 873,774 and 206,316 RSUs, respectively, related to the settlement of an accrued bonus liability.

Performance-Based Restricted Stock Units

The performance-based restricted stock unit (“PSU”) activity is summarized in the following table:

Number of PSUs
Outstanding as of December 31, 2025	5,174,871
Granted	634,739
Performance adjustments	1,472,935
Vested	(3,057,333)
Forfeited	(267,023)
Outstanding as of September 30, 2026	3,958,189
Expected to vest after September 30, 2026(1)	8,358,879

(1)
Represents the number of PSUs expected to vest, which may exceed the target number of shares, based on the Company’s probability assessment of expected performance during the performance period.

As of September 30, 2026, there were 1,269,509 PSU awards at target for which certain annual performance metrics have not been determined. Accordingly, no accounting grant date has been established under ASC 718 for these awards as of September 30, 2026, and no compensation cost for these awards is recognized in the three or nine months ended September 30, 2026.

Restricted Stock

The restricted stock activity is summarized in the following table:

Number of Restricted Stock
Outstanding as of December 31, 2025	8,034,941
Granted(1)	1,495,380
Vested	(762,784)
Canceled/Forfeited	(63,948)
Outstanding as of September 30, 2026	8,703,589
Expected to vest after September 30, 2026	8,703,589

(1)
In connection with certain acquisitions, the Company converted certain outstanding common stock of the acquirees into restricted stock of the Company, for which $27.3 million of the fair value was attributed to pre-combination services and was allocated to purchase consideration. The fair value of such restricted stock was determined using the closing market price of the Company’s common stock on the respective acquisition dates.

Stock-Based Compensation Expense

Total stock-based compensation expense for RSUs, PSUs, restricted stock, and stock option awards which are included in the condensed consolidated financial statements, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$14,177	$4,247	$46,289	$7,125
Research and development	44,853	31,766	161,172	125,392
Sales and marketing	23,622	6,560	54,164	16,488
General and administrative	64,254	30,372	155,643	56,361
Stock-based compensation, net of amounts capitalized	146,906	72,945	417,268	205,366
Capitalized stock-based compensation—Property and equipment, net and Intangible assets, net	1,716	1,678	7,146	3,681
Total stock-based compensation	$148,622	$74,623	$424,414	$209,047

Unrecognized Stock-Based Compensation

A summary of the Company’s remaining unrecognized compensation expense and the weighted-average remaining amortization period as of September 30, 2026, related to its non-vested RSUs, PSUs, restricted stock, and stock option awards is presented below (in millions, except time period amounts):

	Unrecognized Expense	Weighted- Average Amortization Period (Years)
Restricted stock units	$603.0	2.9
Performance-based restricted stock units	159.4	1.7
Restricted stock	364.9	3.9
Stock options	38.1	2.1

18. INCOME TAXES

For the three months ended September 30, 2026, the Company recognized an income tax benefit of $141.7 million, resulting in an effective tax rate of (33.6)%, which differs from the 21% U.S. federal statutory rate primarily due to a tax benefit related to a reduction of valuation allowance recognized in connection with the SkyWater Acquisition and net losses incurred in certain foreign operations. For the three months ended September 30, 2025, the Company recognized an income tax benefit of $4.4 million, resulting in an effective tax rate of 0.4%, which differs from the 21% U.S. federal statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a valuation allowance against deferred tax assets.

For the nine months ended September 30, 2026, the Company recognized an income tax benefit of $154.2 million, resulting in an effective tax rate of 23.5%, which differs from the 21% U.S. federal statutory rate primarily due to a tax benefit related to a reduction of valuation allowance recognized in connection with the SkyWater, Nexus Photonics, and Skyloom Acquisitions and net losses incurred in certain foreign operations. These benefits were partially offset by a derecognition of the U.S. valuation allowance attributable to certain indefinite-lived deferred tax attributes. For the nine months ended September 30, 2025, the Company recognized an income tax benefit of $19.7 million, resulting in an effective tax rate of 1.5%, which differs from the 21% U.S. federal statutory rate primarily as a result of not recognizing a deferred tax asset for losses due to having a full valuation allowance against the generated deferred tax assets.

As of September 30, 2026 and December 31, 2025, the Company maintains a valuation allowance against the majority of its U.S. and Swiss deferred tax assets.

19. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income (loss) per share
Numerator:
Net income (loss)	$563,114	$(1,055,612)	$(500,876)	$(1,265,394)
Less: Net income (loss) attributable to noncontrolling interests	(843)	(657)	(2,451)	(1,349)
Less: Undistributed earnings allocated to participating securities	12,677	—	—	—
Net income (loss) attributable to IonQ, Inc. common stockholders—basic	$551,280	$(1,054,955)	$(498,425)	$(1,264,045)
Denominator:
Weighted average common shares outstanding—basic	388,585,082	294,524,786	371,798,334	258,324,714
Net income (loss) per share attributable to IonQ, Inc. common stockholders—basic	$1.42	$(3.58)	$(1.34)	$(4.89)

Diluted net income (loss) per share
Numerator:
Net income (loss)	$563,114	$(1,055,612)	$(500,876)	$(1,265,394)
Less: Net income (loss) attributable to noncontrolling interests	(843)	(657)	(2,451)	(1,349)
Less: Reallocated undistributed earnings allocated to participating securities	12,035	—	—	—
Less: Gain (loss) on change in fair value of warrant liabilities	12,053	—	—	—
Net income (loss) attributable to IonQ, Inc. common stockholders—diluted	$539,869	$(1,054,955)	$(498,425)	$(1,264,045)
Denominator:
Weighted average common shares outstanding—basic	388,585,082	294,524,786	371,798,334	258,324,714
Add: Dilutive impact of potential common stock	12,280,209	—	—	—
Weighted average common shares outstanding—diluted	400,865,291	294,524,786	371,798,334	258,324,714
Net income (loss) per share attributable to IonQ, Inc. common stockholders—diluted	$1.35	$(3.58)	$(1.34)	$(4.89)

For the three months ended September 30, 2026, diluted net income per share calculated under the two-class method was more dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock options outstanding	—	7,967,193	2,744,176	11,972,668
Warrants to purchase common stock	79,053,330	35,269,625	80,666,485	13,527,921
Unvested restricted stock units	4,465,284	14,123,062	17,973,481	14,542,660
Unvested performance-based restricted stock units	780,856	5,118,952	5,359,744	3,025,625
Unvested restricted stock	—	4,279,209	8,675,958	1,947,801
Unvested early exercised stock options	—	74,133	—	132,290
Total	84,299,470	66,832,174	115,419,844	45,148,965

20. LEASES

The Company has operating and finance leases for its facilities. The weighted-average remaining lease term and weighted-average discount rates related to leases were as follows:

	September 30,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)
Operating leases	6.2	4.5
Finance leases	9.3	0.0
Weighted-average discount rate
Operating leases	7.0%	7.6%
Finance leases	9.4%	0.0%

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost
Fixed lease cost	$3,207	$1,614	$8,395	$3,273
Short-term cost	2,351	818	5,251	1,049
Total operating lease cost(1)	5,558	2,432	13,646	4,322
Finance lease cost
Amortization of assets	515	—	518	—
Interest on lease liabilities	441	—	442	—
Total finance lease cost	956	—	960	—
Total net lease cost	$6,514	$2,432	$14,606	$4,322

(1)
The operating lease costs are reflected in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1,271	$520	$3,161	$785
Research and development	3,082	614	8,035	1,793
Sales and marketing	319	55	784	290
General and administrative	886	1,243	1,666	1,454
Total operating lease cost	$5,558	$2,432	$13,646	$4,322

Supplemental cash flow and other information related to leases was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash payments (receipts) included in the measurement of lease liabilities, net of lease incentives
Operating leases	$2,807	$1,940	$7,810	$3,483
Finance leases	$777	$—	$781	$—

Supplemental balance sheet information related to leases is as follows (in thousands):

		September 30,	December 31,
Leases	Classification	2026	2025
Right-of-use assets
Operating lease right-of-use assets	Other noncurrent assets	$76,899	$22,724
Finance lease right-of-use assets	Property and equipment, net	28,185	—
Total lease right-of-use assets		105,084	22,724
Operating lease liabilities
Current portion of operating lease liabilities	Accrued expenses and other current liabilities	14,034	8,850
Operating lease liabilities, net of current portion	Other noncurrent liabilities	46,218	21,171
Total operating lease liabilities		60,252	30,021
Finance lease liabilities
Current portion of finance lease liabilities	Accrued expenses and other current liabilities	2,305	—
Finance lease liabilities, net of current portion	Other noncurrent liabilities	26,087	—
Total finance lease liabilities		28,392	—
Total lease liabilities		$88,644	$30,021

As of September 30, 2026, maturities of lease liabilities are as follows (in thousands):

	Operating Leases	Finance Leases
Year Ending December 31,
2026	$2,792	$1,131
2027	15,329	4,710
2028	14,449	4,484
2029	12,500	4,466
2030	9,544	4,462
Thereafter	24,559	21,710
Total lease payments	$79,173	$40,963
Less: imputed interest	(14,969)	(12,571)
Less: lease incentives	(3,952)	—
Present value of lease liabilities	$60,252	$28,392

21. VARIABLE INTEREST ENTITY AND RELATED PARTY TRANSACTIONS

Through the SkyWater acquisition the Company began consolidating a real estate variable interest entity that owns the Company’s Minnesota facility. The VIE was established for the purpose of holding real estate and facilitating real estate transactions. This included facilitating the purchase of the land and building of the Company’s Minnesota facility with proceeds from a bank loan (refer to Note 13) and managing the leaseback of the land and building to the Company. Management determined that the real estate entity meets the definition of a VIE and that the Company is its primary beneficiary. Accordingly, the Company consolidates the

VIE’s assets, liabilities, and results of operations, eliminates any transactions between the Company and the VIE, and records a noncontrolling interest for the economic interest in the VIE attributable to parties other than the Company’s common stock shareholders. The creditors of the VIE do not have recourse to the general credit of the Company.

The carrying amounts of the VIE’s assets and liabilities that are consolidated by the Company as of September 30, 2026, prior to the elimination of intercompany balances, include the following (in thousands):

		September 30,
	Classification	2026
Finance receivable
Long-term financing receivable	Other noncurrent assets	$41,833
Total financing receivable		41,833
Debt
Current portion of long-term debt	Current portion of long-term debt	1,110
Long-term debt, less current portion and unamortized debt issuance costs	Long-term debt, less current portion	29,423
Total debt		$30,533

Revenue and expenses that are consolidated by the Company related to the VIE for the three and nine months ended September 30, 2026, prior to the elimination of intercompany balances, are not material.

Management has also determined that the VIE meets the definition of a related party. The Company is in an agreement to lease the Minnesota land and building facility from the VIE. Future minimum lease commitments as of September 30, 2026 were as follows (in thousands):

Future Minimum Lease Commitments
Year Ending December 31,
2026	$1,330
2027	5,357
2028	5,464
2029	5,573
2030	5,685
Thereafter	61,150
Total lease payments	$84,559
Less: imputed interest	(56,512)
Total	$28,047

22. SEGMENT INFORMATION

Effective upon the closing of the SkyWater Acquisition on July 31, 2026, the Company’s Chairman and Chief Executive Officer, who is the chief operating decision maker (“CODM”), began making operating decisions, allocating resources, and assessing performance across two reportable segments, IonQ Platform and SkyWater Foundry Services. Prior to the SkyWater Acquisition, the CODM used consolidated net income (loss) to evaluate performance and allocate resources. Subsequent to the completion of the SkyWater Acquisition, the CODM uses segment operating income (loss) to evaluate performance and allocate resources. The CODM does not use assets by segment to evaluate segment performance or allocate resources, and, therefore, assets by segment are not disclosed. Prior period segment information has been recast to conform to the current presentation.

IonQ Platform offers quantum platform solutions across computing, networking, sensing, and security, including the design, development, construction, and sale of quantum ecosystem hardware together with related maintenance and support, access to QCaaS, consulting services related to co-developing algorithms and other services related to the Company’s quantum products, and providing satellite imagery and data from its constellation of satellites through its online platform.

SkyWater Foundry Services is a semiconductor foundry providing foundational-node semiconductor manufacturing, advanced technology development, and advanced packaging services through an integrated, multi-site model.

The Company defines segment operating income (loss) as total revenue, including intersegment revenue, less cost of revenue, research and development, and depreciation and amortization. The Company excludes sales and marketing, general and administrative, stock-based compensation, gain (loss) on change in fair value of warrant liabilities, interest income, interest expense, offering costs associated with warrants, and other income (expense) from segment operating income (loss). Intersegment results are eliminated in consolidation. The following tables present the results of the Company’s reportable segments (in thousands):

	Three Months Ended September 30,
	2026			2025
	IonQ Platform	SkyWater Foundry Services	Total	IonQ Platform	SkyWater Foundry Services	Total
Revenue from external customers	$90,315	$83,516	$173,831	$39,866	$—	$39,866
Intersegment revenue	—	16,748	16,748	—	—	—
Total revenue	90,315	100,264	190,579	39,866	—	39,866
Eliminations:
Intersegment revenue elimination			(16,748)			—
Total consolidated revenues			173,831			39,866

Operating costs and expenses excluding stock-based compensation:
Cost of revenue	49,485	72,142	121,627	17,006	—	17,006
Research and development	92,560	4,257	96,817	34,532	—	34,532
Depreciation and amortization	53,870	73,772	127,642	24,182	—	24,182
Total operating costs and expenses excluding stock-based compensation	195,915	150,171	346,086	75,720	—	75,720
Segment operating income (loss)	(105,600)	(49,907)	(172,255)	(35,854)	—	(35,854)

Less: Unallocated items
Sales and marketing, excluding stock-based compensation			24,904			7,881
General and administrative, excluding stock-based compensation			89,010			52,133
Stock-based compensation			146,906			72,945
(Gain) loss on change in fair value of warrant liabilities			(896,156)			881,847
Interest income, net			(19,844)			(14,437)
Interest expense			2,315			—
Offering costs associated with warrants			—			22,847
Other (income) expense, net			59,198			980
Income (loss) before income tax benefit (expense)			$421,412			$(1,060,050)

	Nine Months Ended September 30,
	2026			2025
	IonQ Platform	SkyWater Foundry Services	Total	IonQ Platform	SkyWater Foundry Services	Total
Revenue from external customers	$235,033	$83,516	$318,549	$68,126	$—	$68,126
Intersegment revenue	—	16,748	16,748	—	—	—
Total revenue	235,033	100,264	335,297	68,126	—	68,126
Eliminations:
Intersegment revenue elimination			(16,748)			—
Total consolidated revenues			318,549			68,126

Operating costs and expenses excluding stock-based compensation:
Cost of revenue	126,737	72,142	198,879	26,770	—	26,770
Research and development	262,608	4,257	266,865	84,218	—	84,218
Depreciation and amortization	143,086	73,772	216,858	41,359	—	41,359
Total operating costs and expenses excluding stock-based compensation	532,431	150,171	682,602	152,347	—	152,347
Segment operating income (loss)	(297,398)	(49,907)	(364,053)	(84,221)	—	(84,221)

Less: Unallocated items
Sales and marketing, excluding stock-based compensation			56,693			17,440
General and administrative, excluding stock-based compensation			203,811			98,057
Stock-based compensation			417,268			205,366
(Gain) loss on change in fair value of warrant liabilities			(304,669)			882,930
Interest income, net			(80,057)			(26,469)
Interest expense			2,315			—
Offering costs associated with warrants			—			22,847
Other (income) expense, net			(4,387)			697
Income (loss) before income tax benefit (expense)			$(655,027)			$(1,285,089)

23. SUBSEQUENT EVENTS

On November 3 2026, the Company completed its previously announced acquisition of Elisity, Inc. (“Elisity”), a Zero Trust security company, in an all-stock transaction for total consideration of approximately $1.3 billion, which includes up to $150.0 million of earnout consideration contingent on the achievement of specified revenue milestones. Due to the limited time between the acquisition date and the Company’s filing of this Quarterly Report on Form 10-Q, the initial accounting for the business combination is incomplete and the Company is not yet able to disclose the preliminary amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed.

On October 14, 2026, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, providing for the offer and sale of 20,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a price of $40.00 per share; 29,500,000 prefunded warrants to purchase an aggregate of 29,500,000 shares of common stock at a price to the public of $40.00 less the prefunded warrant exercise price; and 100,000,000 Series C warrants to purchase 100,000,000 shares of the Company’s common stock at an exercise price of $69.46 per share. The offering closed on October 16, 2026, for aggregate proceeds of approximately $1,990.0 million, net of certain issuance costs.

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

Overview

We are developing quantum products designed to solve some of the world’s most complex problems and transform business, society and the planet for the better. We believe that our proprietary technology, our architecture and the technology exclusively available to us through license agreements will offer us advantages both in research and development and in the commercial value of our product offerings.

Additionally, following the acquisition of SkyWater Technology, Inc. on July 31, 2026, we own a U.S.-based semiconductor foundry. As a result, beginning in the third quarter of 2026, we have two reportable segments: IonQ Platform and SkyWater Foundry Services.

Through our IonQ Platform segment, we sell specialized quantum computing hardware, together with complementary products and services, such as quantum networking, quantum sensing and quantum security products and associated maintenance and support. We also sell access to several quantum computers of various qubit capacities and are in the process of researching and developing technologies for quantum computers with increasing computational capabilities. We currently make access to our quantum computers available through three major cloud platforms, Amazon Web Services’, or AWS’s, Braket, Microsoft’s Azure Quantum and Google’s Cloud Marketplace, and also to select customers via our own cloud service. This cloud-based approach enables the broad availability of quantum-computing-as-a-service, or QCaaS.

We supplement our offerings with professional services focused on assisting our customers in applying quantum computing and our quantum networking, quantum sensing and quantum security solutions to their businesses. We also sell full quantum computing systems to customers, either over the cloud or on premises. Additionally, through a network of satellites, we offer data-as-a-service products to customers, including synthetic-aperture radar imaging. We are developing satellite solutions intended to enable quantum-secure global communications and, through combining our satellite platform with our quantum sensing products, we intend to offer advanced quantum positioning, navigation and timing services in the future.

Through our SkyWater Foundry Services segment we provide foundational-node semiconductor foundry manufacturing, advanced technology development, and advanced packaging services through an integrated, multi-site operating model, with fabrication facilities in Minnesota and Texas and a packaging facility in Florida. We serve quantum and classical semiconductor customers, including commercial and government customers that require secure, domestic manufacturing. Our foundry also supplies components for our own quantum products. We believe that owning a U.S.-based foundry will advance our quantum computing technology by providing access to semiconductor manufacturing and advanced packaging capabilities and SkyWater Foundry Services’ Technology as a Service platform.

Our condensed consolidated results of operations include the results of SkyWater from the acquisition date. Accordingly, our results for the three and nine months ended September 30, 2026 are not directly comparable to those of prior periods. We eliminate transactions between our segments in consolidation. Before the acquisition, SkyWater recognized its sales of advanced technology development services to us as revenue. From the acquisition date, we eliminate those sales, and our consolidated revenue includes only revenue from third-party customers.

We are still in the early stages of commercial growth. Since our inception we have incurred significant operating losses. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful development and further commercialization of our quantum computing systems and networks, and on the performance of our foundry operations. Our losses from operations were $1,041.8 million and $405.1 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1,692.5 million. We expect to continue to incur significant losses for the foreseeable future as we prioritize reaching the technical milestones necessary to achieve an increasingly higher number of stable qubits and higher levels of fidelity than presently exist. These milestones are prerequisites for quantum computing to reach broad quantum advantage.

From time to time, we have acquired, or invested in, complementary businesses, and intend to continue to evaluate making such acquisitions and investments. For more information on recent acquisitions and investments and their impact on our business, refer to Note 3, Business Combinations and Note 5, Fair Value Measurements in the notes to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

On November 3, 2026, we completed our previously announced acquisition of Elisity, Inc. (“Elisity”), a Zero Trust security company. We believe this acquisition will position us to help customers protect their critical infrastructure and enterprise networks as they prepare for a future shaped by quantum technologies.

Impact of the Macroeconomic Climate on Our Business

Our business, results of operations and financial condition are affected by global economic, geopolitical and market conditions, which have recently been marked by heightened volatility and uncertainty. In September 2026, the U.S. Federal Reserve raised its benchmark interest rate for the first time since 2023, citing persistent inflation driven in part by elevated energy prices, and has indicated that further increases are possible. Elevated or rising interest rates and inflation may increase our operating costs, adversely affect the fair value of our investment portfolio, reduce or delay customer spending and make it more difficult or costly for us to obtain financing on acceptable terms, if at all, should we seek additional capital.

Following our acquisition of SkyWater on July 31, 2026, we now operate semiconductor fabrication facilities in the United States. As a result, we have become more exposed to macroeconomic factors that affect the semiconductor industry. These include the industry’s cyclical demand, fluctuations in end-market demand and the cost and availability of energy, specialty gases, chemicals, raw materials and manufacturing equipment. The SkyWater business has a significant fixed cost base, and we may not be able to reduce costs in proportion to any decline in demand. The ongoing conflict in the Middle East, including the disruption of shipping through the Strait of Hormuz, has contributed to significant volatility in energy prices and to global shortages of certain industrial inputs. A prolonged disruption could increase our costs, constrain production or delay deliveries to our customers.

Trade policy also remains uncertain. Following the U.S. Supreme Court’s February 2026 decision invalidating tariffs imposed under the International Emergency Economic Powers Act, the U.S. government has pursued and may continue to pursue tariffs under other statutory authorities, including tariffs on semiconductor imports and products containing semiconductors under Section 232 of the Trade Expansion Act of 1962, which the U.S. government has indicated it intends to expand. The scope, timing and effect of these measures, related exemptions or offset programs, retaliatory measures by U.S. trading partners and export controls and restrictions on critical minerals (including rare earth elements) imposed by the United States, China or other countries are difficult to predict. Any of them could increase our costs for imported equipment, components and materials, disrupt our supply chain or affect demand for our products and services and those of our customers.

Although we do not believe that inflation or the other factors described above have had a material impact on our financial position or results of operations to date, we may experience increased operating costs in the future, including as a result of supply chain constraints, energy and commodity price volatility, tariffs and trade restrictions, geopolitical tensions and armed conflicts (including in the Middle East and Ukraine) and labor availability and wage increases, any of which may place additional stress on our working capital resources. We continue to monitor these conditions, and their ultimate effect on our business remains uncertain.

Key Components of Results of Operations

Revenue

The Company primarily derives revenue within its IonQ Platform segment from the design, development, construction and sale of quantum ecosystem hardware together with related maintenance and support, from providing access to its quantum-computing-as-a-service (“QCaaS”), from consulting services related to co-developing algorithms and other services related to the Company’s quantum products, and from providing satellite imagery and data from its constellation of satellites through its online platform. In addition, through its SkyWater Foundry Services segment, the Company provides foundational-node semiconductor manufacturing, advanced technology development, and advanced packaging services through an integrated, multi-site operating model, including providing process development services through its advanced technology services development, manufacturing highly-customized wafers, and procuring tools on behalf of certain customers.

The Company applies the provisions of the FASB Accounting Standards Codification, Revenue from Contracts with Customers (“ASC 606”), and all related applicable guidance. The core principle of ASC 606 is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To support this core principle, the Company applies the following five step approach:

1.
Identify the contract with the customer
2.
Identify the performance obligations
3.
Determine the transaction price
4.
Allocate the transaction price to the performance obligations
5.
Recognize revenue when (or as) the entity satisfies a performance obligation

Certain of the Company’s contracts contain multiple promised goods and services. The Company evaluates the promised goods and services in each contract to determine whether they are distinct performance obligations based on whether the customer can benefit from the good or service on its own or together with other readily available resources and whether the promise is separately identifiable from other promises in the contract. Consistent with the guidance in ASC 606, in identifying performance obligations, the Company considers the nature of the promised goods and services, the degree of integration between promises, whether any good or service significantly modifies or customizes another promised good or service, or whether the goods and services are highly interdependent or interrelated.

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

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs the work, if the customer controls the asset as it is being produced (continuous transfer of control), or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for performance to date. The Company applies judgment to determine a reasonable method to measure progress and to estimate total expected effort, primarily using a cost-to-cost input method or output method. Factors considered in these estimates include the Company’s historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, the effect of change orders, availability and cost of materials, and the effect of any delays in performance. For contracts for which progress is measured using the input method, the Company believes the cost-to-cost input method faithfully depicts its performance in transferring control of the related goods and services because costs incurred are directly correlated with the Company’s efforts to satisfy the performance obligation. For contracts measuring progress using the output method, the Company believes the outputs demonstrate a level of uniformity in the transfer of the service to our customers that faithfully depicts performance on these obligations.

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

Fees are generally billed over the course of the arrangement based on an agreed upon billing schedule, and may have terms that are considered variable consideration, as well as financing components. Certain of our contracts are billed a month in arrears. Customers also have the ability to make advance payments. Advance payments are recorded as a contract liability until services are delivered or obligations are met and revenue is earned. Contract liabilities to be recognized in the succeeding 12-month period are classified as current and the remaining amounts are classified as non-current liabilities in the Company’s condensed consolidated balance sheets.

For the three and nine months ended September 30, 2026 and 2025, the majority of revenue was recognized based on transfer of service over time. In arrangements with cloud service providers, the cloud service provider is considered the customer and we do not have any contractual relationships with the cloud service providers’ end users. For these arrangements, revenue is recognized at the amount charged to the cloud service provider and does not reflect any mark-up to the end user.

IonQ Platform Segment

Revenues related to the sale of quantum computers is recognized over time, based on when control transfers to the customer. Consistent with ASC 606, revenue related to the other performance obligations in these arrangements, such as maintenance, is recognized over time on a straight-line basis over the contractual service periods, consistent with the stand ready nature of these obligations. For performance obligations related to specialized quantum hardware and consulting services as well as customer solutions for specialized satellite development capabilities, revenue is recognized over time based on the efforts incurred to date relative to the total expected effort, primarily based on a cost-to-cost input measure.

For performance obligations related to certain quantum networking and sensing products and related services, revenue is recognized at the point in time when control passes to the customer, which is determined by customer contract terms. For certain contracts, control transfers upon shipment or delivery based on customary incoterms, and for certain contracts, control transfers upon completion of the required services or installation.

The Company has determined that its QCaaS contracts represent a combined, stand-ready performance obligation to provide access to its quantum computing systems. Additionally, the Company has determined that its contracts to provide satellite imagery and data also represent a stand-ready performance obligation. The transaction price generally consists of a fixed fee for a minimum volume of usage to be made available over a defined period of access. Fixed fee arrangements may also include a variable component whereby customers pay an amount for usage over contractual minimums contained in the contracts. For performance obligations related to providing QCaaS access or satellite imagery, fixed fees are recognized on a straight-line basis over the access period. Variable usage fees are recognized in the period they occur.

Certain of the Company’s arrangements for sales of quantum computers include provisions that allow customers to sell QCaaS access to the Company for fixed amounts paid over time. The Company has determined that the QCaaS purchased from customers is distinct from the goods or services that the Company has promised to its customers because the customer can benefit from the computer without selling QCaaS to the Company and the Company can satisfy its obligation to sell the computer independent from its contingent obligation to purchase QCaaS. To the extent a customer sells QCaaS to the Company, the Company recognizes the cost of purchases as expense over the term of the access.

SkyWater Foundry Services Segment

Revenues related to quantum foundry and advanced technologies as well as CMOS foundry contracts are recognized over time using either an output or input method based upon the method that best measures the value of the services performed for the Company’s customers. Whether an output or input method is selected requires judgment. The Company consistently uses either its output method or input method for similar performance obligations in similar circumstances. The Company’s output method, primarily applied to certain quantum foundry and advanced technologies contracts and CMOS foundry contracts, evaluates the steps and activities needed to complete manufacturing development services and relies on surveys of steps and activities completed as of the reporting date in relation to then current manufacturing development plans to measure the level of progress on the service.

Certain of the Company’s customer contracts acquired via the acquisition of SkyWater were determined to have pricing not reflective of market conditions at the time of acquisition. These contracts were identified as including off-market components that resulted in the recognition of contract liabilities in the Company’s purchase accounting for the acquisition of SkyWater. These contract liabilities are released and recognized as revenue over the remaining performance period using either an output or input method.

Quantum foundry and advanced development contracts can include tool capacity or priority access rights and/or fab access right performance obligations. These arrangements do not represent lessor arrangements as the Company is not providing its customers the right to control specific tools or areas in the fab. Revenue for these arrangements are recognized over time as the access rights are provided to customers.

Operating Costs and Expenses

Cost of revenue

Cost of revenue primarily consists of expenses related to the delivery of the Company’s quantum and foundry products and services, including personnel-related expenses, hardware, gases and other fulfillment costs, allocated overhead costs for customer facing functions, and costs associated with maintaining the Company’s in-service quantum computing systems, satellites and foundry to ensure proper calibration as well as costs incurred for maintaining the cloud on which the Company delivers its services. Personnel-related expenses include salaries, benefits, and stock-based compensation. Cost of revenue excludes depreciation and amortization.

Research and development

Research and development expenses consist of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated overhead costs for our research and development functions. Research and development is attributable to the advancing technology research, platform and infrastructure development, and the research and development of new product iterations, including quantum products, networks, foundry services, and other products as well as satellites. Design and development efforts continue throughout the useful life of our quantum computing systems and satellites to ensure proper calibration and optimal functionality. Research and development expenses also include purchased hardware and software costs for research purposes that are not probable of providing a future economic benefit and have no alternate future use as well as costs associated with third-party research and development arrangements.

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

Depreciation and amortization

Depreciation and amortization expense results from depreciation and amortization of our property and equipment, including our quantum computing systems, satellites, buildings, machinery and equipment, and intangible assets that are recognized over their estimated lives.

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

Interest expense

Interest expense primarily consists of interest incurred on the VIE Financing and Tool Financing Loans.

Offering costs associated with warrants

Offering costs associated with warrants consist of transaction costs that have been allocated to the prefunded and private warrants and were expensed upon completion of the equity offering based on the relative fair value of the equity issued and the liability-classified warrants.

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

Consolidated Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$173,831	$39,866	$318,549	$68,126
Costs and expenses:
Cost of revenue (excluding depreciation and amortization)(1)	135,804	21,253	245,168	33,895
Research and development(1)	141,670	66,298	428,037	209,610
Sales and marketing(1)	48,526	14,441	110,857	33,928
General and administrative(1)	153,264	82,505	359,454	154,418
Depreciation and amortization	127,642	24,182	216,858	41,359
Total operating costs and expenses	606,906	208,679	1,360,374	473,210
Loss from operations	(433,075)	(168,813)	(1,041,825)	(405,084)
Gain (loss) on change in fair value of warrant liabilities	896,156	(881,847)	304,669	(882,930)
Interest income, net	19,844	14,437	80,057	26,469
Interest expense	(2,315)	—	(2,315)	—
Offering costs associated with warrants	—	(22,847)	—	(22,847)
Other income (expense), net	(59,198)	(980)	4,387	(697)
Income (loss) before income tax benefit (expense)	421,412	(1,060,050)	(655,027)	(1,285,089)
Income tax benefit (expense)	141,702	4,438	154,151	19,695
Net income (loss)	$563,114	$(1,055,612)	$(500,876)	$(1,265,394)
Net income (loss) attributable to noncontrolling interests	(843)	(657)	(2,451)	(1,349)
Net income (loss) attributable to IonQ, Inc.	$563,957	$(1,054,955)	$(498,425)	$(1,264,045)

(1)
Cost of revenue, research and development, sales and marketing, and general and administrative expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue	$14,177	$4,247	$46,289	$7,125
Research and development	44,853	31,766	161,172	125,392
Sales and marketing	23,622	6,560	54,164	16,488
General and administrative	64,254	30,372	155,643	56,361

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Revenue	$173,831	$39,866	$133,965	336%

Revenue increased by $134.0 million, or 336%, to $173.8 million for the three months ended September 30, 2026, from $39.9 million for the three months ended September 30, 2025. The increase was primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Cost of revenue

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$135,804	$21,253	$114,551	539%

Cost of revenue increased by $114.6 million, or 539%, to $135.8 million for the three months ended September 30, 2026, from $21.3 million for the three months ended September 30, 2025. The increase was driven primarily by an increase in labor costs to service contracts for the three months ended September 30, 2026, as well as an increase in materials costs related to quantum products.

Research and development

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Research and development	$141,670	$66,298	$75,372	114%

Research and development expense increased by $75.4 million, or 114%, to $141.7 million for the three months ended September 30, 2026, from $66.3 million for the three months ended September 30, 2025. The increase was primarily driven by an increase of $33.2 million in payroll-related expenses, including an increase in stock-based compensation of $13.1 million, as a result of increased headcount and new equity grants. The remaining increase is primarily due to an increase of $21.0 million in materials, supplies and equipment costs and an increase in costs to support research and development initiatives, including an increase of $19.6 million in professional services and other allocated support costs.

Sales and marketing

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Sales and marketing	$48,526	$14,441	$34,085	236%

Sales and marketing expense increased by $34.1 million, or 236%, to $48.5 million for the three months ended September 30, 2026, from $14.4 million for the three months ended September 30, 2025. The increase was primarily driven by an increase of $28.8 million of payroll-related expenses, including an increase in stock-based compensation of $17.1 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives.

General and administrative

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
General and administrative	$153,264	$82,505	$70,759	86%

General and administrative expenses increased by $70.8 million, or 86%, to $153.3 million for the three months ended September 30, 2026, from $82.5 million for the three months ended September 30, 2025. The increase was primarily driven by an increase of $40.0 million of payroll-related expenses, including an increase in stock-based compensation of $33.9 million, as a result of increased headcount and new equity grants. The remaining increase is primarily due to an increase of $50.0 million in professional service fees and allocated overhead costs, including an increase of $26.4 million in acquisition transaction costs; offset by a $19.7 million decrease in the change in fair value of contingent consideration.

Depreciation and amortization

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Depreciation and amortization	$127,642	$24,182	$103,460	428%

Depreciation and amortization expenses increased by $103.5 million, or 428%, to $127.6 million for the three months ended September 30, 2026, from $24.2 million for the three months ended September 30, 2025. The increase was primarily driven by an increase of $64.8 million in depreciation expense associated with acquired SkyWater Foundry Services’ fixed assets, $26.7 million in amortization expense associated with acquired intangible assets, and an increase of $10.6 million in depreciation expense associated with capitalized satellites.

Gain (loss) on change in fair value of warrant liabilities

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$896,156	$(881,847)	$1,778,003	NM

NM—Not Meaningful

The change in the fair value of the warrant liabilities was primarily due to the mark-to-market gain recognized on the Series A and Series B warrants, driven by changes in our stock price.

Interest income, net

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Interest income, net	$19,844	$14,437	$5,407	37%

Interest income, net increased by $5.4 million, or 37%, to $19.8 million for the three months ended September 30, 2026, from $14.4 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in interest earned as a result of an increase in the available-for-sale investments balance.

Offering costs associated with warrants

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Offering costs associated with warrants	$—	$(22,847)	$22,847	NM

NM—Not Meaningful

In connection with the issuance of the Series A prefunded and private warrants, $22.8 million of transaction costs were allocated and expensed related to the warrants for the three months ended September 30, 2025.

Other income (expense), net

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Other income (expense), net	$(59,198)	$(980)	$(58,218)	NM

NM—Not Meaningful

Other income (expense), net increased by $58.2 million to $59.2 million of expense for the three months ended September 30, 2026, from less than $1.0 million of expense for the three months ended September 30, 2025. The increase was primarily driven by changes in fair value of strategic investments.

Income tax benefit (expense)

	Three Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Income tax benefit (expense)	$141,702	$4,438	$137,264	3,093%

Income tax benefit (expense) increased by $137.3 million, or 3,093%, to a benefit of $141.7 million for the three months ended September 30, 2026, from a benefit of $4.4 million for the three months ended September 30, 2025. The increase was primarily driven by a one-time partial release of U.S. federal and state valuation allowances in the three months ended September 30, 2026.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Revenue	$318,549	$68,126	$250,423	368%

Revenue increased by $250.4 million, or 368%, to $318.5 million for the nine months ended September 30, 2026, from $68.1 million for the nine months ended September 30, 2025. The increase was primarily driven by progress on arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Cost of revenue

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Cost of revenue (excluding depreciation and amortization)	$245,168	$33,895	$211,273	623%

Cost of revenue increased by $211.3 million, or 623%, to $245.2 million for the nine months ended September 30, 2026, from $33.9 million for the nine months ended September 30, 2025. The increase was driven primarily by an increase in labor costs to service contracts for the nine months ended September 30, 2026, as well as an increase in materials costs related to quantum products.

Research and development

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Research and development	$428,037	$209,610	$218,427	104%

Research and development expense increased by $218.4 million, or 104%, to $428.0 million for the nine months ended September 30, 2026, from $209.6 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase of $148.6 million in payroll-related expenses, including an increase in stock-based compensation of $90.4 million, as a result of increased headcount and new equity grants, offset by a decrease of $54.6 million in one-time stock-based compensation costs incurred in the nine months ended September 30, 2025, and $86.1 million increase in materials, supplies and equipment costs. The remaining increase is due to an increase in costs to support research and development initiatives, including a $34.8 million increase in professional service fees and allocated overhead costs.

Sales and marketing

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Sales and marketing	$110,857	$33,928	$76,929	227%

Sales and marketing expense increased by $76.9 million, or 227%, to $110.9 million for the nine months ended September 30, 2026, from $33.9 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase of $62.8 million of payroll-related expenses, including an increase in stock-based compensation of $37.7 million, as a result of increased headcount and new equity grants, as well as increased costs to promote our products and services and other marketing initiatives.

General and administrative

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
General and administrative	$359,454	$154,418	$205,036	133%

General and administrative expenses increased by $205.0 million, or 133%, to $359.5 million for the nine months ended September 30, 2026, from $154.4 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase of $127.8 million of payroll-related expenses, including an increase in stock-based compensation of $99.3 million, as a result of increased headcount and new equity grants, and an increase of $89.5 million in professional service fees and allocated overhead costs, including an increase of $38.6 million in acquisition transaction and integration costs; offset by a $23.6 million decrease in the change in fair value of contingent consideration.

Depreciation and amortization

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Depreciation and amortization	$216,858	$41,359	$175,499	424%

Depreciation and amortization expenses increased by $175.5 million, or 424%, to $216.9 million for the nine months ended September 30, 2026, from $41.4 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase of $82.9 million in amortization expense associated with acquired intangible assets, an increase of $64.8 million in depreciation expense associated with acquired SkyWater Foundry Services’ fixed assets, and an increase of $21.6 million in depreciation expense associated with capitalized satellites and leasehold improvements.

Gain (loss) on change in fair value of warrant liabilities

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Gain (loss) on change in fair value of warrant liabilities	$304,669	$(882,930)	$1,187,599	NM

NM—Not Meaningful

The change in the fair value of the warrant liabilities was primarily due to the mark-to-market gain recognized for the Series A and Series B warrants, driven by changes in our stock price.

Interest income, net

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Interest income, net	$80,057	$26,469	$53,588	202%

Interest income, net increased by $53.6 million, or 202%, to $80.1 million for the nine months ended September 30, 2026, from $26.5 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in interest earned as a result of an increase in the available-for-sale investments balance.

Offering costs associated with warrants

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Offering costs associated with warrants	$—	$(22,847)	$22,847	NM

NM—Not Meaningful

In connection with the issuance of the Series A prefunded and private warrants, $22.8 million of transaction costs were allocated and expensed related to the warrants for the nine months ended September 30, 2025.

Other income (expense), net

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Other income (expense), net	$4,387	$(697)	$5,084	NM

NM—Not Meaningful

Other income (expense), net increased by $5.1 million to $4.4 million for the nine months ended September 30, 2026, from less than $0.7 million for the nine months ended September 30, 2025. The increase was primarily driven by changes in fair value of strategic investments.

Income tax benefit (expense)

	Nine Months Ended September 30,		$	%
	2026	2025	Change	Change
	(in thousands)
Income tax benefit (expense)	$154,151	$19,695	$134,456	683%

Income tax benefit (expense) increased by $134.5 million, or 683%, to a benefit of $154.2 million for the nine months ended September 30, 2026, from a benefit of $19.7 million for the nine months ended September 30, 2025. The increase was primarily driven by a one-time partial release of U.S. federal and state valuation allowances in the nine months ended September 30, 2026.

Segment Performance

Our operations are organized into two reportable segments, IonQ Platform and SkyWater Foundry Services. SkyWater Foundry Services' results are included only from the July 31, 2026 acquisition date, so there are no comparable prior-period results, and intersegment revenue is eliminated in consolidation.

We define segment operating income (loss) as total revenue, including intersegment revenue, less cost of revenue, research and development, and depreciation and amortization. See Note 22 for further details.

IonQ Platform

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$90,315	$39,866	$235,033	$68,126
Segment operating income (loss)	(105,600)	(35,854)	(297,398)	(84,221)

Revenue: IonQ Platform revenue increased $50.4 million from $39.9 million for the three months ended September 30, 2025 to $90.3 million for the three months ended September 30, 2026 and it increased $166.9 million from $68.1 million for the nine months ended September 30, 2025 to $235.0 million for the nine months ended September 30, 2026. The increases were primarily driven by progress on our arrangements to build specialized quantum computing hardware, as well as increased revenue as a result of acquisitions.

Segment operating income (loss): IonQ Platform segment operating loss increased $69.7 million from $35.9 million for the three months ended September 30, 2025 to $105.6 million for the three months ended September 30, 2026 and it increased $213.2 million from $84.2 million for the nine months ended September 30, 2025 to $297.4 million for the nine months ended September 30, 2026 The increases were primarily driven by higher cost of revenue, reflecting increased labor costs to service contracts and increased materials costs related to delivering our quantum products. Segment operating loss further increased due to higher research and development expenses, reflecting increased headcount and increased materials, supplies and equipment costs as the Company continues to drive its compute development using chip fabrication services. Prior to the SkyWater acquisition on July 31, 2026, all costs incurred with SkyWater as a third-party supplier were recorded in research and development. Subsequent to the acquisition, all costs are eliminated in consolidation. Segment operating loss also increased due to higher depreciation and amortization, including depreciation of capitalized satellites and amortization of acquired intangible assets.

SkyWater Foundry Services

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$100,264	$—	$100,264	$—
Segment operating income (loss)	(49,907)	—	(49,907)	—

Revenue: SkyWater Foundry Services’ revenue was $100.3 million for the three and nine months ended September 30, 2026, covering the period from the July 31, 2026 acquisition date through September 30, 2026. SkyWater Foundry Services’ revenue was composed of $29.8 million of Quantum foundry and advanced technologies revenues, $53.8 million of CMOS foundry revenue and $16.7 million of intersegment revenue, which is eliminated in consolidation and relates primarily to chips fabricated for IonQ Platform. Intersegment costs are recorded in the IonQ Platform segment and eliminated in consolidation.

Segment operating income (loss): Segment operating loss for the three and nine months ended September 30, 2026 was $49.9 million, or (49.8)% of segment revenue, reflecting the first two months of operations following the acquisition. The loss includes $64.8 million of non-cash depreciation on acquired SkyWater Foundry Services’ fixed assets, which were recorded at fair value under ASC 805, as well as non-cash amortization of acquired intangible assets. A portion of the depreciation reflects the fair value step-up above the assets’ historical carrying values. These non-cash charges will continue to affect segment results over the assets' remaining useful lives.

Liquidity and Capital Resources

As of September 30, 2026, we had cash, cash equivalents and short-term and long-term investments of $1,662.4 million, excluding restricted cash and cash held by a VIE that we consolidate. This represents a decrease of $1,296.9 million from June 30, 2026, primarily due to the approximately $1,056.4 million of cash paid at the closing of our acquisition of SkyWater on July 31, 2026, consisting of $741.3 million of cash consideration paid to SkyWater stockholders, $245.9 million to repay certain indebtedness, and $69.2 million of transaction costs, as well as cash used in operating activities. We believe that our cash, cash equivalents and investments as of September 30, 2026, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Additionally, in October 2026 (see Note 23), we completed an equity offering for aggregate proceeds of $1,990.0 million. We believe we will meet longer term expected future cash requirements and obligations through a combination of available funds from our cash, cash equivalents and investment balances and cash flows from operating activities and, as needed, additional equity or debt financing or other capital sources. However, this determination is based upon internal projections and is subject to changes in market and business conditions. We have incurred significant losses since our inception and as of September 30, 2026, we had an accumulated deficit of $1,692.5 million. During the nine months ended September 30, 2026, we incurred a loss from operations of $1,041.8 million. We expect to incur significant losses for the foreseeable future.

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

Our primary uses of cash, cash equivalents, and short-term and long-term investments are to fund our operations as we continue to grow our business and our investing activities, including capital expenditures, potential acquisitions, and strategic investments. We require a significant amount of cash for expenditures as we invest in ongoing research and development, commercialization of our products, and our semiconductor foundry operations. Until we generate sufficient cash flows from operating activities to fund our operations, we expect to finance our liquidity needs through our cash, cash equivalents, and short-term and long-term investments, as well as equity or debt financings or other capital sources, including potential collaborations and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technology on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our development efforts. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission.

Our material contractual commitments as of September 30, 2026, primarily relate to the following:

•
Lease commitments - Refer to Note 20.
•
Debt - Refer to Note 13.
•
Other commitments and contingencies - Refer to Note 12.

Other than these commitments, cash requirements for the next 12 months are expected to consist primarily of operating expenses and continued investment in our quantum products and semiconductor foundry operations.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$(570,318)	$(208,677)
Net cash provided by (used in) investing activities	(277,070)	(873,632)
Net cash provided by (used in) financing activities	28,341	1,377,416

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

Net cash used in operating activities during the nine months ended September 30, 2026, was $570.3 million, resulting primarily from a net loss of $500.9 million, adjusted for non-cash activity, primarily related to the gain recorded as a result of mark-to-market activity for our warrants, stock-based compensation, depreciation and amortization, the gain recorded as a result of the change in fair value of our strategic investments and contingent consideration, deferred income taxes, and other working capital activities. The increase in net cash used in operations from the prior year period was primarily related to increased compensation costs and costs for materials and supplies to support the production of quantum computing systems and satellites, customer contracts, and other research and development activities.

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

Cash flows from investing activities

Net cash used in investing activities during the nine months ended September 30, 2026, was $277.1 million, primarily resulting from cash paid for acquired businesses, net of cash acquired, and purchases of available-for-sale securities and strategic investments, offset by maturities and sales of available-for-sale securities.

Net cash used in investing activities during the nine months ended September 30, 2025, was $873.6 million, primarily resulting from purchases of available-for-sale securities, cash paid for acquired businesses, net of cash acquired, and additions of property and equipment, offset by cash received from maturities of available-for-sale securities.

Cash flows from financing activities

Net cash provided by financing activities during the nine months ended September 30, 2026, was $28.3 million, primarily resulting from proceeds from stock options and warrants exercised and tax withholding receipts related to equity awards.

Net cash provided by financing activities during the nine months ended September 30, 2025, was $1,377.4 million, primarily resulting from proceeds from the issuance of common stock and warrants, stock options exercised, and warrants exercised.

Indebtedness

VIE Financing

On September 30, 2020, our consolidated VIE, assumed as part of the SkyWater Acquisition, entered into a loan agreement for $39.0 million (the “VIE Financing”) to finance the acquisition of the building and land of our Minnesota facility. The VIE Financing is repayable in equal monthly installments of $0.2 million over 10 years, with the remaining balance payable at the maturity date of October 6, 2030. The interest rate under the VIE Financing is fixed at 3.44%. The VIE Financing is guaranteed by the sole equity holder of the VIE. The VIE Financing is not subject to financial debt default covenants.

The terms of the VIE Financing include provisions that grant the lender several protective rights when certain triggering events defined in the loan agreement occur, including events tied to our occupancy of the Minnesota facility and our financial performance. The occurrence of a triggering event does not represent a default event as per the loan agreement, nor does it result in the VIE Financing becoming callable, rather the protective rights become enforceable by the lender. No triggering events as defined in the loan agreement existed as of September 30, 2026.

The VIE Financing is secured by a security interest in the building and land of our Minnesota facility.

Tool Financing Loan

We enter into financing agreements with equipment lenders to finance the purchase of tools that may, or may not, result in equipment lenders advancing payments to fund the acquisition, installation and qualification of tools. When tools are received and placed into service, we execute sales agreements to transfer ownership of the tools to the equipment lender and concurrently enter into debt agreements to repay the equipment lender the acquisition cost of the tool over a period of time, typically three years. The sales agreements include bargain purchase options at the end of the lease terms, which we intend to exercise; accordingly, these transactions represent failed sale leasebacks with the associated tools recorded in property and equipment, net and the proceeds received, net of scheduled repayments of the financings, recorded as long-term debt on the condensed consolidated balance sheets. Tool financing loans primarily consist of a semiconductor manufacturing tool loan which is repayable in equal monthly installments of $0.8 million at an interest rate of 11.1%, and this loan matures in March of 2031.

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

Item 4. Controls and Procedures

In July 2026, we acquired SkyWater Technology, Inc. and its subsidiaries (collectively “SkyWater”). As disclosed in Item 9A. “Controls and Procedures” in SkyWater’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025, SkyWater had previously identified material weaknesses in its internal control over financial reporting relating to its revenue accounting process and the performance of account reconciliations at Spansion Fab 25, LLC (“Fab 25”) following SkyWater’s acquisition of Fab 25 in June 2025. As a result of our acquisition of SkyWater on July 31, 2026, as well as the significance of SkyWater’s operations to our condensed consolidated financial statements, subsequent to the acquisition of SkyWater, these material weaknesses represent material weaknesses in our internal control over financial reporting. In connection with our acquisition of SkyWater on July 31, 2026, management intends to exclude SkyWater’s internal control over financial reporting from the scope of management’s annual assessment of the effectiveness of our internal control over financial reporting as of December 31, 2026, in accordance with SEC staff guidance applicable to recently acquired businesses.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and in consideration of the material weaknesses previously identified at SkyWater, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective to ensure: (i) that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses described herein did not result in a material misstatement to our previously issued consolidated financial statements, nor in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

As described above, our acquisition of SkyWater on July 31, 2026, results in our incorporation of SkyWater’s previously identified material weaknesses in its revenue accounting process and its Fab 25 account reconciliation controls, which represent a change in our internal control over financial reporting. As described below, we are taking steps to remediate the material weaknesses. Other than the changes resulting from the acquisition of SkyWater, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the SkyWater Acquisition, the material weaknesses previously identified by SkyWater became material weaknesses in our internal control over financial reporting.

The material weakness related to SkyWater’s revenue accounting process resulted from inadequate monitoring and administration of privileged access to SkyWater’s manufacturing application and its related databases. Because of these design gaps in IT general controls, the completeness and accuracy of information derived from this application could have been adversely impacted. IT-dependent manual controls within revenue accounting process that rely on such information were therefore also deemed ineffective.

The material weakness related to account reconciliations resulted from the ineffective operation of account reconciliation controls at Fab 25.

Remediation Plan for Material Weaknesses

To remediate the material weaknesses described above, we, with the oversight of the Audit Committee of our Board of Directors (the “Audit Committee”), have been pursuing a remediation plan, which includes implementing additional controls over financial reporting and enhancing the design of existing internal controls over financial reporting.

The actions taken to remediate the revenue accounting process material weakness have included the design and implementation of a series of IT general controls over privileged access to SkyWater’s manufacturing application and its related databases, including controls over privileged access administration and controls to monitor, validate and approve (1) changes made to the design and function of the manufacturing application and its related databases; and (2) changes made to data processed by the manufacturing application and retained in the related databases.

The actions taken to remediate the account reconciliation material weakness have included integrating Fab 25’s accounting process onto its Enterprise Resource Planning system, terminating existing accounting services provided by the prior owner of Fab 25 via a transition services agreement, and implementing common accounting processes and reconciliation controls at Fab 25.

While these remediation steps have been completed, we will not be able to conclude that these material weaknesses are remediated until testing validates that the process changes and controls have operated effectively for a sustained period.

As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses described above, we may determine that additional measures or time are required to address the issues fully, or that we need to modify or otherwise adjust the remediation actions described above. We will also continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting. The revenue accounting process material weakness and the Fab 25 account reconciliation material weakness cannot be considered remediated until our remediation plans are completed and the effectiveness of the remedial actions is validated.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 12, Commitments and Contingencies, to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 and Item 1A “Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider those risk factors, which could materially and adversely affect our business, financial condition and results of operations. Those risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

On August 13, 2026, Gabrielle B. Toledano, one of our directors, adopted a Rule 10b5-1 trading arrangement for the sale of 1,728 shares of our common stock. The arrangement’s expiration date is November 26, 2027. Sales under the trading arrangement will not commence until after completion of the required cooling off period under Rule 10b5-1.

On August 31, 2026, Kathryn K. Chou, our Lead Independent Director, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 22,263 shares of our common stock, subject to certain conditions. The arrangement’s expiration date is November 26, 2027. Sales under the trading arrangement will not commence until after completion of the required cooling off period under Rule 10b5-1.

On September 1, 2026, Inder M. Singh, our Chief Financial Officer and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 355,094 shares of our common stock, subject to certain conditions. This number represents the gross number of shares underlying RSUs expected to vest during the arrangement term. Under the terms of the trading arrangement, the broker will sell 100% of the net shares delivered to Mr. Singh following the satisfaction of statutory tax withholding obligations. Because the number of shares sold to satisfy tax obligations depends on the fair market value of the shares and applicable tax withholding rates on the respective vesting dates, the exact number of net shares that will ultimately be sold cannot be determined as of the date of this report. The arrangement’s expiration date is December 31, 2027. Sales under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1.

Item 6. Exhibits.

(a) Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Description Form	Filed Herewith	Incorporated by Reference	Form	Exhibit	Filing Date

2.1^	Agreement and Plan of Merger, dated as of January 25, 2026, by and among IonQ, Inc., Iris Merger Subsidiary 1 Inc., Iris Merger Subsidiary 2 LLC and SkyWater Technology, Inc.		X	8-K	2.1	January 26, 2026

2.2^	Agreement and Plan of Merger, dated as of October 9, 2026, by and among IonQ, Inc., Espresso Acquisition Sub, Inc., Elisity Inc. and Fortis Advisors LLC, solely in its capacity as the representative of the securityholders.		X	8-K	2.1	October 13, 2026

3.1	Amended and Restated Certificate of Incorporation of IonQ, Inc.		X	8-K	3.1	October 4, 2021

3.2	Amended and Restated Bylaws of IonQ, Inc.		X	8-K	3.1	April 22, 2025

10.1+	SkyWater Technology, Inc. 2021 Equity Incentive Plan	X

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).	X

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

IonQ, Inc.

Date: November 5, 2026	/s/ Niccolo M. de Masi
	Name:	Niccolo M. de Masi
	Title:	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	/s/ Inder M. Singh
	Name:	Inder M. Singh
	Title:	Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)